Form 10QSB
period 2002-09-30
DIAMOND POWERSPORTS INC
filed 2002-12-02
CIK 1098865

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______


                            DIAMOND POWERSPORTS, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

     Florida                                   65-0419601
------------                                   ----------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)             identification No.)


                 10145 N.W. 46th Street, Sunrise, Florida 33351
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (954) 749-8606
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of December 2, 2002: 9,497,720

Number of shares of preferred stock outstanding as of December 2, 2002: none






                              INDEX TO FORM 10-QSB
                              --------------------

                                                                Page No.
                                                                --------
PART I
------

Item 1.     Financial Statements

     Balance Sheets - September 30, 2002 and December 31, 2001         3

     Statements of Operations - Three and Nine Months Ended
     September 30, 2002 and 2001                                       4

     Statements of Cash Flows - Three and Nine Months Ended
     September 30, 2002 and 2001                                       5

     Notes to Financial Statements                                   6-7

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                               8-12

PART II
-------

Item 1.     Legal Proceedings                                         12

Item 2.     Changes in Securities                                     12

Item 3.     Defaults Upon Senior Securities                           12

Item 4.     Submission of Matters to a Vote of Security Holders       12

Item 5.     Other Information                                         12


























                            DIAMOND POWERSPORTS, INC.
                                 BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2002 (Unaudited)

                            ASSETS
                            ------


CURRENT ASSETS:
-------------------------
Cash and cash equivalents  $    261
Accounts receivable . . .    14,067
Inventory . . . . . . . .    54,596
                           ---------
TOTAL CURRENT ASSETS. . .    68,924
                           ---------

FIXED ASSETS
-------------------------
Furniture and fixtures. .     5,790
Machinery and equipment .    44,999
Transportation equipment.    95,905
Accumulated depreciation.   (97,497)
                           ---------
NET FIXED ASSETS. . . . .    49,197
                           ---------

OTHER ASSETS:
-------------------------
Deposits. . . . . . . . .       300
                           ---------
TOTAL OTHER ASSETS. . . .       300
                           ---------

TOTAL ASSETS. . . . . . .  $118,421
                           =========








                 See accompanying notes to financial statements






                            DIAMOND POWERSPORTS, INC.
                           BALANCE SHEETS (CONTINUED)
                            AS OF SEPTEMBER 30, 2002 (Unaudited)

                                 LIABILITIES AND STOCKHOLDERS' DEFICIT
                                 -------------------------------------
CURRENT LIABILITIES
-----------------------------------------------------------------------------
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 161,998
Accrued payroll, shareholder. . . . . . . . . . . . . . . . . . . . . . . . .    195,071
Convertible debt, related party . . . . . . . . . . . . . . . . . . . . . . .          -
Note payable to bank. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     85,971
Bank line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     52,374
Shareholder loan payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     32,461
                                                                             ------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . .    527,875
                                                                             ------------

STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------
Common stock ($.001 par value, 100,000,000 shares authorized; 9,497,720 and 8,609,400 issued and outstanding at September 30, 2002 and December
31, 2001, respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,498
Preferred stock (no par value; 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2002 and December 31, 2001,
respectively) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . .    548,062
Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (967,014)
                                                                             ------------
TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . . . . . . . . .   (409,454)
                                                                             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . .  $ 118,421
                                                                             ============










                 See accompanying notes to financial statements




                                DIAMOND POWERSPORTS, INC.
                          STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                Three Months Ended Sept. 30, Nine Months Ended Sept. 30,
                                            2002         2001         2002         2001
                                      --------------------------------------------------
REVENUES:
------------------------------------
Sales. . . . . . . . . . . . . . . .  $  140,507   $   92,832   $  489,411   $  280,915
Cost of sales. . . . . . . . . . . .     (89,393)     (70,748)    (358,978)    (217,933)
                                      -----------  -----------  -----------  -----------
GROSS PROFIT . . . . . . . . . . . .      51,114       22,084      130,433       62,982
                                      -----------  -----------  -----------  -----------

EXPENSES:
------------------------------------
Selling, general and administrative.      54,123       14,949      529,384       37,407
                                      -----------  -----------  -----------  -----------
TOTAL EXPENSES . . . . . . . . . . .      54,123       14,949      529,384       37,407
                                      -----------  -----------  -----------  -----------

OPERATING LOSS . . . . . . . . . . .  $   (3,009)  $    7,135   $ (398,951)  $   25,575

OTHER (EXPENSE):
------------------------------------
Interest expense . . . . . . . . . .      (1,393)           -       (4,180)           -
                                      -----------  -----------  -----------  -----------
NET INCOME (LOSS). . . . . . . . . .  $   (4,402)  $    7,135   $ (403,131)  $   25,575
                                      ===========  ===========  ===========  ===========
  Net income (loss) per share -
  basic and fully diluted. . . . . .  $       **   $       **   $    (0.04)  $       **
                                      ===========  ===========  ===========  ===========
  Weighted average shares* . . . . .   9,497,720    8,567,400    9,053,560    8,588,400
                                      ===========  ===========  ===========  ===========

** Less than $.01















                 See accompanying notes to financial statements







                            DIAMOND POWERSPORTS, INC.
                       STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



                                                                2002       2001
CASH FLOWS FROM OPERATING ACTIVITIES:
---------------------------------------------------------
Net income (loss) . . . . . . . . . . . . . . . . . . . .  $(403,131)  $ 25,575
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . .      8,655      8,731
Common stock issued for services. . . . . . . . . . . . .    388,750        -0-
(Increase) decrease in operating assets:
Accounts receivable . . . . . . . . . . . . . . . . . . .     (3,002)    (2,703)
Inventory . . . . . . . . . . . . . . . . . . . . . . . .    (27,596)    (4,400)
Deposits. . . . . . . . . . . . . . . . . . . . . . . . .        -0-      1,000
Increase (decrease) in operating liabilities
Accounts payable. . . . . . . . . . . . . . . . . . . . .     46,120    (29,092)
                                                           ----------  ---------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . .      9,796       (889)
                                                           ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------------
Decrease in shareholder loan payable. . . . . . . . . . .    (28,623)   (15,139)
Sale of common stock. . . . . . . . . . . . . . . . . . .     20,160     14,000
Repayments on convertible debt. . . . . . . . . . . . . .       (558)    (3,074)
Proceeds from bank line of credit . . . . . . . . . . . .        -0-      5,102
Repayments on bank line of credit . . . . . . . . . . . .     (6,378)       -0-
                                                           ----------  ---------
NET CASH PROVIDED BY (USED) IN
FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . .    (15,399)       889
                                                           ----------  ---------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . .     (5,603)         0

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR . . . . . . . . . . . . . . . . . .      5,864          0

END OF THE PERIOD . . . . . . . . . . . . . . . . . . . .  $     261   $      -
                                                           ==========  =========

SUPPLEMENTARY CASH FLOW INFORMATION
---------------------------------------------------------
OF NON-CASH FINANCING:
---------------------------------------------------------
        Conversion of convertible debt into common stock.  $  17,500   $      -
                                                           ==========  =========
        Common stock issued for services. . . . . . . . .  $ 388,750   $      -
                                                           ==========  =========
        Cash paid for income taxes. . . . . . . . . . . .  $       -   $      -
                                                           ==========  =========
        Cash paid for interest. . . . . . . . . . . . . .  $   4,180   $      -
                                                           ==========  =========





                 See accompanying notes to financial statements



                          NOTES TO FINANCIAL STATEMENTS
                            DIAMOND POWERSPORTS, INC.
                         September 30, 2002 (UNAUDITED)
ITEM 1.
-------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. This report should be read in conjunction with the annual report on Form 10-KSB and the Company's registration statement on Form SB-2.

In the opinion of management, the unaudited condensed financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2002, the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. The results for the period ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2002.

NOTE  2  -  GOING  CONCERN  CONSIDERATION

The Company has suffered recurring losses, has had negative cash flows from operations and has an accumulated deficit of $967,014 at September 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products additional distribution channels. The financial statements do not include any adjustments that might result from this uncertainty.













ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

Diamond Powersports, Inc. is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expresses in the forward looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; changes in the retail and motorcycle industries; the retention and availability of key personnel; and general economic and business conditions.

We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed.

New factors emerge from time to time, and it is not possible for us to predict all such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Overview
--------

We were incorporated in Florida on May 13, 1992 to engage in the business of distributing motorcycle parts and accessories primarily in the South Florida area. Our products and services are offered to both retail consumers and wholesale buyers. Orders for our products are typically shipped in one to three days from the time of order. All retail and wholesale orders are fulfilled from our warehouse location in Sunrise, Florida. We do not have a retail showroom. Our retail customers typically locate Diamond Powersports through either our product catalog or print advertisements in industry publications. Our long-term plans include opening a retail location in Ft. Lauderdale, Florida. However, no formal developments of this plan have been made as of the date of this quarterly statement.



We have developed a strategy to expand our operations. Currently, this business plan includes:
- Growing our revenues through new product offerings. During 2002, we released several new products including frame sliders, wheels, lowering links, adjustable kick stands and top clamps.
- Increase the marketing of our products to additional geographical areas. Although we currently deliver our products on a national and international basis, we focus the majority of our marketing efforts within the South Florida marketplace. We plan to increase our marketing efforts to other markets. For example, we have looked into marketing such areas as central Florida and North Carolina.
- Reducing costs of sales through strategic vendor relationships. Many of our vendors have orally agreed to provide discounts or additional credit terms if our volume of buying increases. We believe an increase in our purchasing will reduce our cost of sales as a percentage of sales.
- Obtain additional funding. Currently, our assets and income are insufficient to fund our business plan. We may need to raise capital through debt or a follow on stock offering. We presently have no commitments for either of these sources of funding.

RESULTS  OF  OPERATIONS
-----------------------

Net  Income  (Loss)

The company had a net loss of $(4,402), or less than ($.01) per common share, for the three months ended September 30, 2002, versus net income of $7,135, or less than $.01 for the same period ended September 30, 2001. The company had a net loss of $(403,131), or ($.04) per common share, for the nine months ended September 30, 2002, versus net income of $25,575, or less than$.01 for the same period ended September 30, 2001. The change in net loss was primarily due to an increase in common shares issued for professional services rendered and salaries for employees.

Sales

Revenues increased $47,675 or 52% to $140,507 for the three months ended September 30, 2002 as compared with $92,832 for the three months ended September 30, 2001. Revenues increased $208,496 or 74% to $489,411 for the nine months ended September 30, 2002 as compared with $280,915 for the nine months ended September 30, 2001. These increases were primarily due attributable to new and improved parts as well as a growing awareness of our products in the first through third quarters of 2002 compared to the comparable period in 2001.
Average  selling  prices  and  gross  margins  remained  fairly  constant.

Product  sales  consisted  primarily  of  the  following:
-     Air  filters          Fuel  valves           Throttle  Assemblies
-     Air  shifters         Gaskets                Tires
-     Carburetors           Ignitions              Transmission and clutch parts
-     Chains                Piston  kits           Valves
-     Cylinders             Race  engine  valves   Velocity  stacks
-     Exhaust  systems      RPM  limiters          Wheels
-     Frame  sliders        Sprockets

All revenues were from unrelated third parties and were made to retail consumers and wholesale buyers.

Cost  of  Goods  Sold.

The cost of goods sold includes the cost of parts and accessories plus other direct costs. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of products sold.

The cost of goods sold for the nine months ended September 30, 2002 was $358,978 versus $217,933 for the same period in 2001. The cost of goods sold for the three months ended September 30, 2002 was $89,393 versus $70,748 in the same period in 2001. Cost of sales as a percentage of sales for both years ranged from 73% to 77%.

We expect cost of sales as a percentage of sales to decrease to 70% of total sales for fiscal year 2002 as new products with better margins are developed. For example, our frame sliders, wheels, lowering links, adjustable kick stands and top clamps were introduced last year which have between a 90 to 300 percent price markup, depending on whether they are sold wholesale or retail. If we can successfully grow our revenues through sales of these higher margin products, our cost of sales as a percentage of sales should be lower in future periods. In addition, volume discounts will be available to us if we are successful in achieving sales growth in the future, which will further reduce our cost of sales as a percentage of sales.

Expenses

Selling, General, and Administrative expenses for the three months ended September 30, 2002 increased $39,174 to $54,123. In comparison with the three-month period ended September 30, 2001, consulting and payroll increased by $26,458 due to common stock issuances for professional services rendered. Selling, General, and Administrative expenses for the nine months ended September 30, 2002 increased $491,977 to $529,384. In comparison with the nine-month period ended September 30, 2001, consulting and payroll increased by $391,123 due to common stock issuances for professional services rendered. There were 777,500 common shares issued to consultants and others in the first and second quarter of 2002. The shares were priced and recorded at 50 cents per share representing the closing stock price on the dates of issuances, or an aggregate of $388,750.

Liquidity  and  Capital  Resources

On September 30, 2002, we had cash of $261 and a negative working capital of $458,951. This compares with cash of $5,864 and a negative working capital of $490,885 at December 31, 2001. The negative working capital was due to a decrease in cash and expiration of prepaid consulting fees.

Net cash provided by operating activities was $9,796 for the nine months ended September 30, 2002 as compared with net cash used in operating activities of $889 for the same period ended September 30, 2001. The decrease in cash used was primarily attributable to an increase in net loss for the 2002 period.

Net cash used in financing activities totaled $15,399 for the nine months ended September 30, 2002 as compared with net cash provided by financing activities of $889 for the nine months ended September 30, 2001. The increase in net cash used financing activities was primarily due to repayments on the bank line of credit and decrease in shareholder loan payable.

ITEM  3.     CONTROLS  AND  PROCEDURES
--------

(a) On September 30, 2002, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART II. OTHER INFORMATION
--------

Item 1. Legal Proceedings
None.

Item 2. Changes in Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K
None.




                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIAMOND POWERSPORTS, INC.
                                        (Registrant)



Date:  December 2, 2002                       __________________________
                                              /S/ Lisa Elliott
                                              Chief  Financial  Officer


Date:  December 2, 2002

                                              __________________________
                                              /S/ Pierre Elliott
                                              Chief Executive Officer