Form 10KSB
period 2002-12-31
DIAMOND POWERSPORTS INC
filed 2003-04-23
CIK 1098865

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB



[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 333-87992
---------------------------------

                            DIAMOND POWERSPORTS, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


          Florida                              65-0419601
          -------                              ----------
(State or other jurisdiction of        (IRS Employer identification
incorporation or organization)                      No.)


                 10145 N.W. 46th Street, Sunrise, Florida 33351
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (954) 749-8606
                                 --------------
                           (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $585,197.

As of April 22, 2003 there were 9,495,700 common shares outstanding and the aggregate market value of the common shares (based upon the average of the bid price of $.30 and the asked price of $.51 reported by brokers) held by non-affiliates was approximately $2,848,710.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes[  ]  No[X]

Number of shares of common stock outstanding as of April 22, 2003:    9,495,700
Number of shares of preferred stock outstanding as of April 22, 2003:       -0-


                                     PART I
                                     ------

ITEM 1.     DESCRIPTION OF BUSINESS

     Unless the context requires otherwise, the terms "We" and "Our" refer to Diamond Powersports, Inc., a Florida corporation, and any predecessors. Originally incorporated in May 1992 in Florida as Diamond Racing, Inc., the name was changed in August of 1999 to Diamond Powersports, Inc. to reflect management's plans to enter additional segments of the powersports apparel and accessory market. The "powersports" market consists primarily of street and off-road motorcycles, ATVs, and small watercrafts such as jet skis and powered kayaks.

     Since 1992, our Diamond Powersports, Inc. has concentrated operations primarily on the motorcycle accessory and apparel industry. Specifically, we have focused on the street motorcycle and cruiser segments of the accessory and apparel industry.

     Our operations primarily involve motorcycle accessory and apparel manufacturing and distributing, specializing in affordable brand name and after-market products. Through our emphasis on budget pricing and high quality products, we have developed a market in the motorcycle accessory and apparel industry. We currently operate one office that is maintained by a management team of four individuals. The present geographic area we operate includes primarily the Eastern United States. We are currently expanding our market presence to the middle and western United States. Additional markets have also developed in the Caribbean islands and Puerto Rico.

     Marketing for our products is accomplished through print ads in magazines, Internet advertising as well as wholesale referral. Additionally, we utilize a network of industry wholesale buyers to sell large product quantities.

     The motorcycle accessory and apparel industry is highly competitive with respect to price, service, quality, and location. There are numerous competitors in the motorcycle accessory and apparel industry such as Dennis Kirk, Chaparral and Pro-Tek that possess substantially greater financial, marketing, personnel and other resources than Diamond Powersports. There can be no assurance that we will be able to respond to various competitive factors affecting the business. We plan to gain a competitive advantage over our competitors in the motorcycle accessories and parts industry by manufacturing our own quality products and services and offering them at a low price. We also distribute other products through wholesale dealers and to retail customers.

     Our services include international shipping and a fifteen day refund policy, which many industry distributors do not currently offer. We believe our product prices, product quality and good customer service will differentiate our products from our competitors. For example, many of our listed prices currently match or are lower than the advertised prices of our major competitors. In addition, the aluminum metal alloy used in our lowering links is a 7075 alloy that has been tested by Kaiser Aluminum, a non-affiliate, to be stronger than most traditional metal alloys. Our other products use a 6061 alloy that is slightly less in strength than the 7075 alloy but remains stronger than most of our competitors products. There are some competitors currently using the 6061 alloy in their products but we are not currently aware of any other companies using 7075 aluminum alloy in lowering links. Also, we offer next day shipping on our products and our customer service professionals have an average of twenty years in the motorcycle industry which allows them to better serve our customers. We are committed to gaining a competitive advantage in our industry. However, since many of our competitors have greater brand loyalty and more capital resources than we do, there can be no assurance we will be successful in gaining that competitive advantage in our marketplace.

     The main markets for Diamond Powersports are motorcycle dealers and wholesale buyers and no single customer makes up more than ten percent of the total revenues of Diamond Powersports, Inc. We do not expect that this will change in the future.

     We have six full-time employees. We also have two management consultants that are each independently contracted with by Diamond Powersports, Inc. to service and provide financial consulting and services relating our filings and compliance with the Securities and Exchange Commission.

Our  product  line  consists  primarily  of  the  following:
-     Bar end sliders     Ignitions               Sprockets
-     Clutch cable kits   Lowering links          Tires
-     Chains              Mirror block-off caps   Transmission and clutch parts
-     Flame sliders       Oil pans                Valves
-     Frame sliders       Piston kits             Wheels
-     Fuel valves         R1 swing arm sliders    Other motorcycle components
-     Foot peg sliders    RPM limiters

     We currently manufacture and assemble the frame sliders, lowering links, adjustable kick stands, top clamps and 180 other motorcycle parts. Other products are purchased on a wholesale basis from manufacturers. We accomplish our manufacturing either in our warehouse facility or through our arrangement with Henderson Industrial Technology with whom we have a written agreement to outsource certain alloy metal product manufacturing at fixed prices. Our agreement with Henderson Industrial technologies is exclusive and other companies may not utilize their manufacturing services as well. This agreement can be cancelled by either party at any time with 30 days written notice. We do not typically provide installation services for our products.

     Diamond Powersports does not expect that any single customer will account for more than ten percent of our business. At the present time there is no need for governmental approvals, though this may change in the future.

     The Diamond Powersports, Inc. staff is projected at 4-5 new employees for the next twelve months. The three managers that are presently on staff will supervise these new employees.

MANUFACTURING  AND  DISTRIBUTING

     Our inventory consists of products which we either purchase from wholesalers or manufacture under our brand name Diamond Powersports. Of our 2,500 total square feet of facility, 900 square feet is dedicated to manufacturing, assembly and packaging of our products. We also subcontract approximately fifty percent of our manufacturing to a local machine shop. Currently, we use Henderson Industrial Technology in Ft. Lauderdale, Florida to manufacture our own line of motorcycle parts and accessories. We have a written agreements with respect to our manufacturing arrangements with Henderson
Industrial Technology which is filed as an exhibit to our Form 10-KSB. Our agreement can be cancelled by either party at any time with 30 days written notice. Henderson Industrial Technology assists us with manufacturing of certain alloy metal products at fixed prices per unit. However, we still assemble, package and ship the products manufactured from our location. If Henderson Industrial Technology was unable to fulfill our product manufacturing, we could use other local machine shops with approximately the same terms.

ENVIRONMENTAL  LAW  COMPLIANCE

     There are no current existing environmental concerns for our manufacturing or our products and services. If this changes in the future, we make every effort to comply with all such applicable regulations.

Additional  Financing

     The Company may need to raise additional funds to meet operating requirements in the future. If the Company raises additional funds through issuance of equity related or debt securities, such securities may have rights to the Company's common stock, such as warrants or options. Shareholders may experience additional dilution from exercise of these equity instruments. The Company cannot be certain that additional financing will be available when required or at all. (See 'Liquidity and Capital Resources' for further discussion.






ITEM  2.  PROPERTIES

     Our executive offices are located at 10145 Northwest 46th Street - Sunrise, Florida 33351. These offices consist of 2,500 square feet. In April 2002, we renewed our operating lease for two more years through April 30, 2004. However, with 90 days written notice we may terminate our lease and relocate without penalty. Pursuant to the new terms of the extended lease, we pay $1,749 per month. Rental payments and related expense for the years ending December 31, 2002 and 2001 were $19,995 and $18,188, respectively. In the second year of our lease, payments will be nominally increased to $1,802 per month. We also maintain a standard general comprehensive public liability insurance policy as part of our lease agreement. We project that our current offices will need to be expanded in the future to handle anticipated capacity resulting from Diamond Powersports' growth. Our landlord has orally agreed to an option to lease neighboring warehouse bays, which will be an additional 2,500 square feet, for an additional $1,850 per month. This new lease would carry a minimum one-year lease term.

ITEM  3.  LEGAL  PROCEEDINGS

We are not a party to any legal proceedings, nor, to the best of our knowledge, are any such proceedings threatened or contemplated.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

(a) The principal market in which our common stock is traded is the Over-the-Counter Bulletin Board. The table below presents the high and low bid price for our common stock each quarter since its initial quotation in 2003 and reflects inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. We obtained the following information from brokers who make a market in our securities.

                      Bid
                      ---
Quarter Ended     Low     High
-------------     ---     ----

12/31/02*        .31     .34

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock as of April 22, 2003 was 50.

(c) The Registrant has not paid dividends from inception to date and does not currently intend to do so.

* No trading prior to this date.

Penny  Stock  Characterization

     Our Shares are "penny stocks" within the definition of that term as contained in the Securities Exchange Act of 1934, which are generally equity securities with a price of less than $5.00. Our shares will then be subject to rules that impose sales practice and disclosure requirements on certain broker-dealers who engage in certain transactions involving a penny stock. These will impose restrictions on the marketability of the common stock.

     Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of selling security holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded. In addition, the liquidity for our securities may be adversely affected, with concomitant adverse affects on the price of our securities. Our shares may someday be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

     We  have  no  outstanding  options  and  no  outstanding  warrants.









ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

Introduction

     The discussion contained in this prospectus contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes", "expects", "may", "will", or "should", or "anticipates", or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus. Important factors that could cause or contribute to such differences include those discussed under the caption entitled "risk factors," as well as those discussed elsewhere in this prospectus.

     We were incorporated in Florida on May 13, 1992 to engage in the business of distributing motorcycle parts and accessories primarily in the South Florida area. Our products and services are offered to both retail consumers and wholesale buyers. Orders for our products are typically shipped in one to three days from the time of order. All retail and wholesale orders are fulfilled from our warehouse location in Sunrise, Florida. We do not have a retail showroom. Our retail customers typically locate Diamond Powersports through either our product catalog or print advertisements in industry publications. Our current plans include opening a traveling showroom contained in a semi truck and tractor trailer that will profile and deliver our products throughout the United States.

     We have developed a strategy to expand our operations. Currently, this business plan includes:
- Growing our revenues through new product offerings. During 2001 and 2002, we released several new products including frame sliders, wheels, lowering links, adjustable kick stands and top clamps.
- Increase the marketing of our products to additional geographical areas. Although we currently deliver our products on a national and international basis, we focus the majority of our marketing efforts within the Eastern United States. We plan to increase our marketing efforts to other markets. For example, we have looked into marketing such areas as central Florida and North Carolina.
- Reducing costs of sales through strategic vendor relationships. Many of our vendors have orally agreed to provide discounts or additional credit terms if our volume of buying increases. We believe an increase in our purchasing will reduce our cost of sales as a percentage of sales.
- Obtain additional funding. Currently, our assets and income are insufficient to fund our business plan. We may need to raise capital through debt or a follow on stock offering. We presently have no commitments for either of these sources of funding. Our business plan may be adversely affected if we are unable to raise additional capital.








Selected financial data
-------------------------
                                          Year Ended December 31
                                        ------------------------
                                              2002         2001
                           ------------------------  -----------
Net Sales . . . . . . . .  $               585,197   $  361,139
                           ------------------------  -----------
Net Loss. . . . . . . . .                 (482,596)    (133,956)
                           ------------------------  -----------
Net Loss per
Common Share. . . . . . .                     (.05)        (.02)
                           ------------------------  -----------
Weighted Average
Common Shares Outstanding                9,050,500    8,567,400
                           ------------------------  -----------

                                             As of  December 31,
                                       -------------------------
                                              2002         2001
                           ------------------------  -----------
Total Assets. . . . . . .  $                70,748   $  168,874
                           ------------------------  -----------
Working Capital . . . . .                  493,733      430,113
                           ------------------------  -----------
Shareholders' Equity. . .                 (489,680)    (377,731)
                           ------------------------  -----------




No dividends have been declared or paid for any of the periods presented.
-------------------------------------------------------------------------

Results  of  Operations
-----------------------

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Sales.
          Sales for the year ended December 31, 2002 were $585,197 versus sales of $361,139 for the year ended December 31, 2001, an increase of 62%. We attribute the increase in sales to new and improved parts as well as a growing awareness of our products. Product sales consisted primarily of the following:
-     Bar end sliders     Ignitions               Sprockets
-     Clutch cable kits   Lowering links          Tires
-     Chains              Mirror block-off caps   Transmission and clutch parts
-     Flame sliders       Oil pans                Valves
-     Frame sliders       Piston kits             Wheels
-     Fuel valves         R1 swing arm sliders    Other motorcycle components
-     Foot peg sliders    RPM limiters

          All revenues were from unrelated third parties and were made to retail consumers and wholesale buyers.

Cost  of  Goods  Sold.
     The cost of goods sold includes the purchase price for our parts and accessories plus other direct costs associated with making the products available for resale. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of products sold. Our gross margins typically range between 30-200%.

          The cost of goods sold for the year ended December 31, 2002 was $406,715 versus $284,646 in the same period in 2001. Cost of sales as a percentage of sales was 70% for 2002 and was 79% in 2001. The decrease in cost of sales as a percentage of sales was due to better gross margins in 2002 from new products.

          If we can successfully grow our revenues through sales of these higher margin products, our cost of sales as a percentage of sales should be lower in future periods. In addition, volume discounts will be available to us if we are successful in achieving sales growth in the future, which will further reduce our cost of sales as a percentage of sales.

Expenses.

          Selling, general and administrative expenses for the years ended December 31, 2002 and 2001 were $631,944 and $180,380, respectively, an increase of $451,564. The increase in expenses was primarily attributable to non-cash expenses in connection with 778,000 shares of common stock issued for professional services valued at $.50 per share, or an aggregate of $389,000.

          Our other selling, general and administrative expenses remained either fixed or relatively constant during 2002.

          We expect increases in expenses through the year 2003 as we move towards developing our business plan. We expect the increase to be primarily in sales related expenses such as advertising and salespersons' salaries.


Income/  Losses.

          Net loss for the year ended December 31, 2002 was $482,596 versus $133,956 in 2001, an increase of $348,640. The increase was also primarily attributable the $389,000 in stock issued for professional services during the period, partially offset by the increase of gross profit of $101,989. We expect to continue to incur losses at least through the first half of the year 2003. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact  of  Inflation.

     We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity  and  Capital  Resources.

          Cash flows provided by operations were $21,309 for the year ended December 31, 2002 versus cash used of $14,468 in 2001. Cash flows for 2002 were primarily from the issuances of common stock for services and an increase in accounts payable and accrued expenses of $389,000 and $64,625, respectively, partially offset by the net loss for the period of $482,596.

          Cash flows used in financing activities were $27,173 for the years ended December 31, 2002 versus a positive $20,332 during the year ended in 2001. Cash flows for the 2002 included $40,333 in shareholder loan repayments, partially offset by $19,150 in proceeds from common stock that was sold pursuant to a private offering. Cash flows for the 2001 included $4,304 in shareholder loan proceeds and $14,000 from common stock issuances. Stockholder loans bear interest at 8% per annum and are unsecured by Diamond Powersports' assets. The stockholder loan is not evidenced by a written note, but rather is an oral agreement between the stockholder and Diamond Powersports. Cash flows from financing activities for both years also included bank borrowings and repayments pursuant to two bank lines of credit which bear interest between 10.25 and 17.9%. The credit lines are unsecured and are due on demand.

     Going concern opinion. As shown in our accompanying financial statements, our independent auditors have raised substantial doubt about its ability to continue as a going concern. The ability of Diamond Powersports to continue as a going concern is dependent on developing operations, increasing revenues and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate the Diamond Powersports' capital deficiency, (2) refinance existing debt on existing assets, and (2) seek additional distribution affiliates to increase sales and improve cash flows for Diamond Powersports.

     Bank Line of Credit. Diamond Powersports has two unsecured bank lines of credit bearing interest between 10.25% and 17.9% at December 31, 2002 which are due on demand. The lines of credit have a maximum credit available of $60,000. The principal balance outstanding at December 31, 2002 was $52,762. The lines of credit are guaranteed by our President, Mr. Pierre Elliott. The lines of credit have a revolving feature, similar to a credit card where minimum monthly payments are due. These minimum payments are currently around $410 per month. There is not a formal written agreement in connection with these credit lines.

     During the first quarter of 2002, we raised $19,150 in a private stock offering towards working capital. We estimate we will still need approximately $50,000 in additional capital during 2003. If revenues increase during 2003, we may have sufficient cash flow from operations. Otherwise, we will attempt to raise the additional funds through either debt or a follow-on stock offering. During 2002, we had a positive $21,309 from operations.

          Overall, we have funded our cash needs from inception through December 31, 2002 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

          We had no cash on hand and a working capital deficit of $493,733 as of December 31, 2002. We had cash on hand of $5,864 and a working capital deficit of $490,885 as of December 31, 2001. Our working capital deficit is primarily due to current obligations in accounts payable, accrued payroll for stockholders and loans from stockholders. We will substantially rely on the existence of revenue from our business; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from operations and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues in 2003 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $50,000 to sustain operations through year 2003 and approximately $100,000 per year thereafter. Modifications to our business plans or a new retail location may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of new product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for Diamond Powersports. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to Diamond Powersports.

          On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering opening new traveling showroom locations during the second half of 2003. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. If necessary, we will raise this capital through an additional stock offering. The funds raised from this offering will be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:
-     Curtail  new  product  launches
-     Forego or postpone opening new traveling showrooms, or
-     Limit our future marketing efforts to areas that we believe would be the
-     most profitable.

          Demand for the products and services will be dependent on, among other things, market acceptance of our products, the motorcycle parts and accessories market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

     Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We operate a motorcycle parts and accessories distribution business to retail consumers and wholesale buyers. We plan to strengthen our position in these markets. We also plan to expand our operations through aggressively marketing our products and Company concept.

ITEM  7.  FINANCIAL  STATEMENTS




                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS
                 -----------------------------------------------

To the Board of Directors and Shareholders of Diamond Powersports, Inc.

We have audited the accompanying balance sheet of Diamond Powersports, Inc. as of December 31, 2002 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Powersports, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses, negative working capital and certain debt is in default which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Perrella & Associates, P. A.
Pompano Beach, Florida
April 11, 2003













                            DIAMOND POWERSPORTS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2002
                                =================


               ASSETS
               ------




CURRENT ASSETS
--------------------------------
  Cash and cash equivalents. . .  $  - 0 -
  Accounts receivable, net . . .     9,130
  Inventory. . . . . . . . . . .    57,565
                                  ---------
  TOTAL CURRENT ASSETS . . . . .    66,695
                                  ---------

PROPERTY AND EQUIPMENT
--------------------------------
  Machinery & equipment. . . . .    44,999
  Furniture & fixtures . . . . .     5,790
  Transportation equipment . . .     9,000
  Accumulated depreciation . . .   (56,036)
                                  ---------
      NET PROPERTY AND EQUIPMENT     3,753
                                  ---------

OTHER ASSETS
--------------------------------
  Deposits . . . . . . . . . . .       300
                                  ---------
                                       300
                                  ---------

    TOTAL ASSETS . . . . . . . .  $ 70,748
                                   ========








   The accompanying notes are an integral part of these financial statements.



                            DIAMOND POWERSPORTS, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 2002
                              ===================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------




CURRENT LIABILITIES
--------------------------------------------------------
Bank overdraft . . . . . . . . . . . . . . . . . . . .    $     1,094
Note payable to bank . . . . . . . . . . . . . . . . . .       54,518
Bank line of credit. . . . . . . . . . . . . . . . . . .       52,762
Accounts payable . . . . . . . . . . . . . . . . . . . .      171,606
Accrued compensation, shareholders . . . . . . . . . .        259,696
Shareholder loan . . . . . . . . . . . . . . . . . . . .       20,751
                                                          ------------
    TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . .      560,428
                                                          ------------

STOCKHOLDERS' DEFICIT
--------------------------------------------------------
Preferred stock (no par value, 5,000,000 shares
    authorized; none issued and outstanding) . . . . . .          -0-
Common Stock ($.001 par value, 100,000,000 shares
    authorized; 9,495,700 shares issued and outstanding)        9,496
Paid-in-Capital. . . . . . . . . . . . . . . . . . . .        547,304
Retained Deficit . . . . . . . . . . . . . . . . . . .     (1,046,480)
                                                          ------------
      TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . .     (489,680)
                                                          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . . .$    70,748
                                                          ============














   The accompanying notes are an integral part of these financial statements.




                            DIAMOND POWERSPORTS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                 ==============================================


                                                       2002         2001
                                                    -----------  -----------
REVENUE
--------------------------------------------------
  Net sales. . . . . . . . . . . . . . . . . . . .  $  585,197   $  361,139
  Cost of goods sold . . . . . . . . . . . . . . .    (406,715)    (284,646)
                                                    -----------  -----------
  GROSS PROFIT . . . . . . . . . . . . . . . . . .     178,482       76,493
                                                    -----------  -----------
EXPENSES
--------------------------------------------------
  Selling, general and administrative. . . . . . .     631,944      180,380
                                                    -----------  -----------


    OPERATING INCOME (LOSS). . . . . . . . . . . .    (453,462)    (103,887)


OTHER EXPENSE
--------------------------------------------------
  Interest expense . . . . . . . . . . . . . . . .      29,134       30,069
                                                    -----------  -----------


    NET LOSS . . . . . . . . . . . . . . . . . . .  $ (482,596)  $ (133,956)
                                                    ===========  ===========

Basic and fully diluted net loss per common share.  $     (.05)  $     (.02)
                                                    ===========  ===========

Weighted average common shares . . . . . . . . . .   9,050,500    8,567,400
                                                    ===========  ===========

















   The accompanying notes are an integral part of these financial statements.




                                        DIAMOND POWERSPORTS, INC.
                                   STATEMENT OF STOCKHOLDERS' DEFICIT
                       FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001
                       ===========================================================

                                                    Common       Additional
                                  Common            Stock        Paid-in        Retained
                                  Shares            $.001 Par    Capital        Deficit
------------------------------  ---------------------------------------------------------
Balances, January 1, 2001. . .   8,567,400  $       8,567  $       108,583    $(429,928)

Common stock sold. . . . . . .      42,000             42           13,958

Net loss for 2001. . . . . . .         -0-             -0-               -0-    (133,956)
                                ---------------------------------------------------------

Balances, December 31, 2001. .   8,609,400           8,609          122,541     (563,884)

Conversion of convertible debt      70,000              70           17,430         -0-

Common stock sold. . . . . . .      38,300              39           19,111         -0-

Common stock issued -
     exchange for services . .     778,000             778          388,222         -0-

Net loss for 2002. . . . . . .         -0-              -0-              -0-    (482,596)
                                ---------------------------------------------------------

Balances, December 31, 2002. .   9,495,700  $        9,496          547,304  $(1,046,480)
                                ==========  ==============   ==============  ============
















     The accompanying notes are an integral part of these financial statements.



                                             DIAMOND POWERSPORTS, INC.
                                              STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001
                            ===========================================================

                                                                    2002        2001
                                                                    ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------------------------------------------------------------

  Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . $(482,596)  $(133,956)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
   Depreciation expense . . . . . . . . . . . . . . . . . . . . .     9,845      11,641
   Non-cash services expense. . . . . . . . . . . . . . . . . . .   389,000           -
   (Increase) decrease in operating assets:
     Accounts receivable. . . . . . . . . . . . . . . . . . . . .     1,935      (6,700)
     Inventory. . . . . . . . . . . . . . . . . . . . . . . . . .   (30,565)      4,400
     Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .         -          90
  Increase (decrease) in operating liabilities:
     Bank overdraft . . . . . . . . . . . . . . . . . . . . . . .     1,094        (597)
   Interest accrued on note payable to bank . . . . . . . . . . .    12,801       2,605
   Accrued compensation, shareholders . . . . . . . . . . . . . .    64,625           -
    Accounts payable and accrued expenses . . . . . . . . . . . .    55,170     108,049
                                                                  ----------  ----------

    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .    21,309     (14,468)

CASH FLOWS FROM INVESTING ACTIVITIES                                   -0-         -0-
------------------------------------

















   The accompanying notes are an integral part of these financial statements.



                                         DIAMOND POWERSPORTS, INC.
                                          STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001
                        ===========================================================
                                                                              2002                   2001
                                                                              ----                   ----
CASH FLOWS FROM FINANCING ACTIVITIES:
-----------------------------------------------------------------

  Proceeds (repayments) of shareholder loan payable                $                     (40,333)  $ 4,304
  Proceeds from sale of common stock. . . . . . . . . . . . . . .                         19,150    14,000
  Repayments on convertible debt. . . . . . . . . . . . . . . . .                            -0-    (3,074)
  Proceeds from bank line of credit . . . . . . . . . . . . . . .                            -0-     5,102
  Repayments on bank line of credit . . . . . . . . . . . . . . .                        _(5,990)      -0-
                                                                   ------------------------------  --------

    NET CASH PROVIDED BY
    FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . . . .                        (27,173)   20,332
                                                                   ------------------------------  --------

    NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                                          $                      (5,864)   $ 5,864
                                                                   ------------------------------  --------

Cash and cash equivalents, beginning of year. . . . . . . . . . .  $                       5,864   $   -0-
                                                                   ------------------------------  --------

    CASH AND CASH EQUIVALENTS,
    END OF YEAR . . . . . . . . . . . . . . . . . . . . . . . . .  $                         -0-   $ 5,864
                                                                   =============================   =========


SUPPLEMENTAL DISCLOSURES OF
-----------------------------------------------------------------
CASH FLOW INFORMATION:
-----------------------------------------------------------------

Cash paid for income taxes during the year. . . . . . . . . . . .  $                         -0-   $   -0-
                                                                   =============================   =========
Cash paid for interest during the year. . . . . . . . . . . . . .  $                      29,134   $30,069
                                                                   =============================   =========
Non-cash investing and financing activities:
   Increase in note payable bank due to interest
      Accrued . . . . . . . . . . . . . . . . . . . . . . . . . .  $                      12,801   $ 2,605
                                                                   =============================   =========
   Decrease in note payable bank due to repossessed
      transportation equipment at book value. . . . . . . . . . .  $                      44,254   $     -
                                                                   =============================   =========
   Issuance of common stock as satisfaction of
      convertible debt, related party . . . . . . . . . . . . . .  $                      17,500   $     -
                                                                   =============================   =========




     The accompanying notes are an integral part of these financial statements.



                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001
           ===========================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Business  Activity  -  Diamond  Powersports,  Inc. (the "Company") was organized
------------------
under the laws of the State of Florida on May 13, 1992 to manufacture and distribute motorcycle parts and accessories to dealers and retail customers worldwide. Manufacturing operations are conducted in Fort Lauderdale, Florida.

Cash  and  Cash  Equivalents - For purposes of the Statements of Cash Flows, the
----------------------------
Company considers liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2002 or 2001.

Management's  Use  of  Estimates  -  The  preparation of financial statements in
--------------------------------
conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts  Receivable  - The Company extends unsecured credit to its customers in
--------------------
the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has been established for estimated uncollectible accounts in the amount of $3,000. Bad debt expense is $3,000 for 2002 and zero for 2001.

Inventory - Inventory, consisting of motorcycle parts and accessories, is valued
---------
at  the  lower  of  cost  or market using the first-in, first-out (FIFO) method.

Property and Equipment - Property and equipment are recorded at cost and include
----------------------
expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of property and equipment is calculated over the management prescribed recovery periods, which range from 5 years for equipment to 10 years for transportation equipment. Depreciation expense is $9,845 for 2002 and $11,641 for 2001.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as a gain or loss.






                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001
           ===========================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Long-Lived  Assets -The Company evaluates the recoverability of its property and
------------------
equipment and other assets in accordance with Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the statement for the year ending
December  31,  2002.  No  impairments  were  recognized  during  the  year ended
December  31,  2002.

Revenue  Recognition-  Revenue  is  recognized  when goods are shipped, provided
--------------------
collection of the resulting receivable is probable. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Further, no revenue is recognized unless collection of the applicable consideration is probable.

Income  Taxes  -  Income  taxes are provided for the tax effects of transactions
-------------
reported in the financial statements and consist of deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and tax reporting. Deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Advertising Costs - Advertising costs are expensed as incurred. The Company does
-----------------
not incur any direct-response advertising costs. Advertising expense is $7,749 for 2002 and $500 for 2001.










                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001
           ===========================================================

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Recent  Accounting  Pronouncements   -  In  June  2001, the Financial Accounting
----------------------------------
Standards Board issued Statement of Financial Accounting Standards (SFAS) No.143, "Accounting for Asset Retirement Obligations" which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value cannot be made. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material effect on its financial condition or cash flows.

In April of 2002, Statement of Financial Accounting Standards (SFAS) No. 145 was issued, which rescinded SFAS Statements No. 4, 44 and 64, amended No. 13 and contained technical corrections. As a result of SFAS 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company does not expect SFAS No. 145 to have a material effect on its financial condition or cash flows.

In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring charges. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS 146 to have an impact its financial statements once adopted in January 1, 2003.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others", which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees that are entered into or modified after December 31, 2002.






                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001
           ===========================================================

NOTE B - GOING CONCERN
----------------------

As shown in the accompanying financial statements, the Company has suffered recurring losses, has negative working capital and certain debt is in default of payment (see Note C) that raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate the Company's capital deficiency,
(2) refinance existing debt on existing assets, (3) lease larger facilities in order to manufacture certain products thereby reducing costs and (4) market motorcycle accessories through significant, proven trade shows that produce individual orders in excess of $75,000.

NOTE C - NOTE PAYABLE TO BANK
-----------------------------

The Note Payable to Bank in the accompanying Balance Sheet represents a promissory note to a bank that was originally collateralized by certain transportation equipment. The loan is guaranteed by one of the Company's officers. During 2002, the loan went into default whereby the bank repossessed the equipment. At December 31, 2002, the equipment has not been resold and the bank loan payable, including default interest, is $98,772. The Company reduced the Note Payable to Bank by $44,254, the net book value of the equipment that management estimated to be market value, resulting in a balance of $54,518 at December 31, 2002. Accordingly, all amounts have been classified as current in the accompanying balance sheet.

NOTE  D  -  BANK  LINE  OF  CREDIT
----------------------------------

The Company has two unsecured bank lines of credit bearing interest between 10.25% and 17.9%, which are due on demand. The lines of credit have a maximum credit available of $60,000. The principal and accrued interest balance outstanding at December 31, 2002 was $52,762 and $58,752 at December 31, 2001. The lines of credit are guaranteed by one of the Company's officers.

NOTE E - LEASES
---------------

As of December 31, 2002, the Company does not have long-term non-cancelable operating leases. The Company's long-term warehouse and office space lease expires in June 2003. The Company is currently seeking a larger multi-use facility located in the vicinity with a long-term lease commitment starting in 2003. The amount charged to rent expense is $20,776 in 2002 and $19,995 in 2001.




                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001
           ===========================================================

NOTE  F  -  EQUITY
------------------

During 2002, the Company issued 816,300 shares of its common stock to several unrelated investors under a Regulation D private placement offering. The proceeds of the offering were $19,150 in cash and $389,000 in services.

NOTE G - INCOME TAXES
---------------------

The Company has approximately $150,500 of federal and state net operating losses that expire in various years through the year 2022.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's deferred tax asset at December 31, 2002 consists of net operating loss carryforwards calculated using federal and state effective tax rates. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $39,500 and $48,000 for the years ended December 31, 2002 and 2001, respectively.

The  Company's  net  deferred  tax  asset as of December 31, 2002 is as follows:

     Net operating loss carryforwards          $   150,500
     Valuation allowance                          (150,500)
                                              -------------
     Net deferred tax asset                    $       --
                                              =============

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2002 and 2001 is as follows:

                                                            2002          2001
                                                            ----          ----
     Income tax computed at the federal statutory rate       34%           34%
     State income taxes, net of federal tax benefit           4%           4%
                                                            ----          ----
     Valuation allowance                                    (38%)        (38%)
                                                            -----         ----
     Total deferred tax asset                                0%            0%
                                                            =====         ====





                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001
           ===========================================================

NOTE H - COMMITMENTS AND RELATED PARTY TRANSACTIONS
---------------------------------------------------

On November 1, 1999, the Company entered into annual renewable employment agreements with its chief executive officer and president and its corporate secretary. The agreements provide for compensation to these two individuals beginning in 2000 with 10% annual increases at the combined annual rate of $100,000, $110,000 and $121,000 respectively. As of December 31, 2002, $259,697 remains unpaid and is recorded as accrued compensation, shareholders. The agreements provide for bonus arrangements on profit and other normal benefits.

The Company has a shareholder loan payable to these two individuals. The loan bears interest at 7%, is due on demand and at December 31, 2002, the balance, including accrued interest, is $20,751.

In 1999, the Company entered into an unsecured convertible loan from a related party investor bearing interest at 8% and due on demand. At December 31, 2001 the balance due to the investor, including accrued interest , was $17,500. The Company converted the note into 70,000 shares of common stock of the Company in 2002.


ITEM 8. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)     Identification of Directors

Directors and Executive Officers.

     Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have five directors. Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:


NAME . . . . . . . .  AGE  POSITION
--------------------  ---  ----------------------------------------------------
Pierre Elliott . . .   41  President and CEO for Diamond  Powersports;  Director

Lisa Elliott . . . .   39  Controller; Director

Alan Lichtman. . . .   28  Operations Manager; Director

Margaret Hurley. . .   44  Marketing Director; Director

David A. Lewis, PH.D   48  Director


     Pierre  Elliott  has  been  President  &  CEO  and  Chairman  of   Diamond
Powersports since its inception in 1992. Mr. Elliott has over 25 years experience in various aspects of the motorcycle industry including: manufacturing, wholesaling, inventory management, quality control, service and retail sales. During Diamond Powersports' history, Mr. Elliott developed and implemented all operations and developments creating a company that started with less than 50 customers, and today retails and wholesales products over 1,500 customers worldwide. Prior to this, Mr. Elliott also owned several local ventures during a time span of five years including a restaurant, a grocery store, and home cleaning service. During this time, Mr. Elliott gained experience modifying racing bikes on a part-time basis. Prior to this, Mr. Elliott had approximately 10 years of other industry experience in employment with various local motorcycle sales and service offices. Mr. Elliott is a member of the Diamond Racing team and the National Hot Rod Association. Pierre Elliott is married to Lisa Elliott.


     Lisa Elliott has served as Secretary and Director of Diamond Powersports since its inception in 1992. During her tenure she has been in charge of staffing, customer relations, and assists the accounting department. Mrs. Elliott served previously as a financial accountant for Colorfilm Video and Mobo Enterprises. During her tenure there, Mrs. Elliott was responsible for Diamond Powersports' daily accounting transactions including accounts receivable and accounts payable. Lisa Elliott is married to Pierre Elliott.

     Alan Lichtman serves as Diamond Powersports' Operations Manager and Director since August 1999. Mr. Lichtman has been directing retail and marketing operations for the last 8 years. Prior to joining Diamond Powersports, Mr. Lichtman was a licensed Financial Service Professional with First Union National Bank for five years. Mr. Lichtman's background also includes three years of retail operations work with Atlantic Records where he assisted in the marketing and distribution of new audio products. Mr. Lichtman will co-assist Mr. Elliott in Diamond Powersports' national operations.

     Margaret Hurley serves in the capacity as a Marketing Director and Director of Diamond Powersports since September of 1999. Prior to joining Diamond Powersports, Mrs. Hurley was a team manager for State Farm Insurance Co. for over 19 years. Mrs. Hurley's background experience consists of defining a market and managing the marketing process. Mrs. Hurley's responsibilities include managing market penetration and product quality control. Mrs. Hurley holds a bachelor's degree in Criminal Justice from the University of Central Florida.

     Dr. David A. Lewis serves in the capacity as Director of Diamond Powersports since September of 1999. Dr. Lewis is currently the Director of Pastoral care at Covenant Life Christian Church in Ft. Lauderdale, Florida where he has been employed for the last 12 years. Prior to this, Dr. Lewis owned Tropical Clima-Coat, Inc., which provided construction services to commercial and residential buildings. As the Owner/ President, Dr. Lewis managed all aspects of the business including construction operations, marketing, and accounting. Dr. Lewis has traveled to several countries outside the U.S., including Mexico, Kenya, Ecuador, Belize, and Haiti, to give seminars on organizational and corporate structure and provide corporate assistance to charitable organizations. Dr. Lewis holds his PH.D from So. Fla. Bible College and is licensed in the State of Florida as a counselor.

Promoters.

     Market Voice, Inc., located in Boca Raton, Florida, has been retained for the purposes of providing investor relations services to Diamond Powersports, Inc. We have issued 350,000 shares of our common stock as compensation to Market Voice, Inc. in connection with these services. Market Voice's services include disseminating information on Diamond Powersports to the public via press releases, Internet and radio. Market Voice, Inc. also purchased 30,000 shares of common stock at $.50 per share during the first quarter of 2002.






ITEM 10. EXECUTIVE COMPENSATION

         Summary Compensation Table

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of Diamond Powersports during the years 2002, 2001 and 2000. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Pierre Elliott and Lisa Elliott, Diamond Powersports' chief executive officer and secretary for the past three years.



SUMMARY COMPENSATION TABLE

                               Annual Compensation
                                                                     Awards                Payouts
                                                                                  Restricted     Securities
Name and . . . . . . . . .                          Bo             Other Annual   Stock          Underlying LTIP     All Other
Principal. . . . . . . . .          Salary          nus            Compensation   Award(s)       Options    payouts  Compensation
Position . . . . . . . . .  Year      ($)           ($)               ($)          ($)              ($)     SARs(#)      ($)
---------------------------------------------------------------------------------------------------------------------------------
Pierre Elliott              2002    78,650           -                  -         -         -           -              -
Chief Executive Officer     2001    71,500           -                  -         -         -           -              -
                            2000    65,000           -                  -         -         -           -              -
Lisa Elliott                2002    42,350           -                  -         -         -           -              -
                            2001    38,500           -                  -         -         -           -              -
Secretary                   2000    35,000           -                  -         -         -           -              -



          Diamond Powersports has entered into an employment agreement with Pierre Elliott. Pursuant to the agreement, Mr. Elliott serves as President, Director and General Manager for a term of 2 years, ending on December 31, 2003. Mr. Elliott shall receive an annualized base salary of $78,650 and is entitled to an incentive bonus of .5% of the gross profits.

          Diamond Powersports has also entered into an employment agreement with Lisa Elliott for a term of 2 years, ending on December 31, 2003. Pursuant to the agreement, Mrs. Elliott serves as Secretary, Controller and Director. Mrs. Elliott shall receive an annualized salary of $42,350, payable in installments according to the Employer's regular payroll schedule. Mrs. Elliott is also entitled to an incentive bonus of .5% of the gross profits

Both agreements provide for reimbursement of Diamond Powersports' expenses and may be terminated with 30 days written notice by the employee. The agreements carry a two-year non-competition agreement from the time of termination.

COMPENSATION OF DIRECTORSCOMPENSATION OF DIRECTORS

     In 2001, Diamond Powersports committed itself to compensate each of its Board of Directors with 2,000 shares of its common stock per annum. Board members typically meet on a bi-monthly basis.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the ownership of Diamond Powersports' Common Stock as of April 22, 2003, with respect to: (i) each person known to Diamond Powersports to be the beneficial owner of more than five percent of Diamond Powersports' Common Stock, (ii) all directors; and (iii) directors and executive officers of Diamond Powersports as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 22, 2003, there were 9,495,700 shares of common stock outstanding. As of December 31, 2002, there were no preferred shares outstanding.

Beneficial Owners of 5% or more of our Common Stock



(1)                        (2) (3)
Name and Address of.    Amount and Nature of      4)
Title of Class . . . .  Beneficial Owner(s)    Beneficial Ownership   Percent of class
----------------------  ---------------------  ---------------------  -----------------
Common Stock . . . . .  Pierre Elliott                 8,100,000 (1)          85%
($.001 par value). . .  Lisa Elliott
                        10145 NW 46th Street
                        Sunrise, FL 33351




     The following table sets forth the number of shares owned beneficially on April 22, 2003, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.

Ownership of Directors and Officers



(1)                       (2) (3)
Name and Address of.    Amount and Nature of                        (4)
Title of Class . . . .  Beneficial Owner(s)       Beneficial Ownership   Percent of class
----------------------  ------------------------  ---------------------  -----------------
Common Stock
($.001 par value). . .  Pierre Elliott                    8,100,000 (1)         85%
                        Lisa Elliott
                        10145 NW 46th Street
                        Sunrise, FL 33351
Common Stock
($.001 par value). . .  Alan Lichtman, Director                  2,000           **%
                        10145 NW 46th Street
                        Sunrise, FL 33351
Common Stock
($.001 par value). . .  Margaret Hurley                          2,000           **%
                        10145 NW 46th Street
                        Sunrise, FL 33351
Common Stock
($.001 par value). . .  Dr. David A. Lewis                       2,000           **%
                        10145 NW 46th Street
                        Sunrise, FL 33351
Common Stock
($.001 par value). . .  All Directors                        8,106,000           85%
     ----------------------  ------------------------  ---------------------  -----------





(1) Pierre and Lisa Elliott are the beneficial owners of the above securities and hold them as Joint Tenancy with Rights of Survivorship. ** Less than 1%

(a)     Changes in Control

The Company knows of no arrangements that may at a subsequent date result in a change of control in the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have a shareholder loan payable to our President, Pierre Elliott at December 31, 2002 which bears interest at 8% and is due on demand. At April 22, 2003, the balance due the officer was $20,751, which also includes accrued interest.

We had an unsecured convertible loan from Rosemary Elliott, mother of our President, bearing interest at 8% per annum due on demand. At December 31, 2001, the balance due the investor was $17,500, which also included accrued interest. During the first quarter of 2002, we converted the note into 70,000 shares of our common stock.

     We have accrued but unpaid payroll obligations owing to the President and Secretary of Diamond Powersports as of December 31, 2002, in the amount of $259,696. The amounts are unsecured, bear interest at 8% and are due on demand. The President and Secretary have orally agreed to defer these amounts until such time as Diamond Powersports has sufficient cash to pay these obligations.




















ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Financial Statements
1. The following financial statements of Diamond Powersports, Inc. are included in Part II, Item 7:


Independent Auditors' Report . . . . . . . . . .     14
Balance Sheet-December 31, 2002. . . . . . . . .  15-16
Statements of Operations - years ended
  December 31, 2002 and 2001          .. . . . .  17-18
Statements of Cash Flows - years ended
  December 31, 2002 and 2001       . . . . . . .  19-20
Statements of Stockholders' Equity - years ended
  December 31, 2002 and 2001 . . . . . . . . . .     21
Notes to Financial Statements. . . . . . . . . .  22-28



     2. Exhibits

3. Articles of incorporation, bylaws and related amendments are incorporated by reference to Exhibit No. 1 of Form 10-SB filed November 1999.

10.1  Manufacturing  agreement  with  Henderson  Industrial  Technologies,  Inc.

23    Consent of auditors

99    Certifications  of  management

(b)   Reports on Form 8-K

There were no reports on Form 8-K for the three months ended December 31, 2002.


ITEM 14. CONTROLS AND PROCEDURES

(a)  On  December  31,  2002,  our  Chief  Executive Officer and Chief Financial
Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

                           --Signature Page Follows--



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DIAMOND POWERSPORTS, INC
                                   -------------------------
                                        (Registrant)

Date:  April 22, 2003
                                        /s/ Pierre Elliott
                                        ------------------
                                        Pierre Elliott
                                        Chief Executive Officer
/s/ Pierre Elliott
------------------
Pierre Elliott
Chief Executive Officer
Director

/s/ Lisa Elliott
----------------
Lisa Elliott
Secretary, Treasurer,
Director

/s/ David Lewis
---------------
David Lewis
Director


















EXHIBIT 99

Certifications

I, Pierre Elliott, Chief Executive Officer certify that:

1. I have reviewed this annual report on Form 10-KSB of Diamond Powersports, Inc

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

c) presented in this annual report are our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls (all of which do not apply); and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls, (all of which do not apply); and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 22, 2003



/s/ Pierre Elliott
_____________________
Pierre Elliott
Chief Executive Officer

I, Lisa Elliott, Secretary and Treasurer certify that:

1. I have reviewed this annual report on Form 10-KSB of Diamond Powersports, Inc.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls (all of which do not apply); and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls (all of which do not apply); and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses (all of which do not apply).

Date: April 22, 2003



/s/ Lisa Elliott
________________________
Lisa Elliott
Secretary and Treasurer