Form 10QSB
period 2003-03-31
DIAMOND POWERSPORTS INC
filed 2003-05-21
CIK 1098865

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of May 15, 2003: 9,503,700

Number of shares of preferred stock outstanding as of May 15, 2003: none






                              INDEX TO FORM 10-QSB
                              --------------------

                                                       Page No.
                                                       --------
PART I
------

Item 1.     Financial Statements

     Balance Sheet -March 31, 2003                          2-3

     Statements of Operations - Three Months Ended
     March 31, 2003 and 2002                                  4

     Statements of Cash Flows - Three Months Ended
     March 31, 2003 and 2002                                  5

Notes to Financial Statements                               6-7

Item 2.    Management's Discussion and Analysis of Financial Condition
           And Results of Operations                       8-10

Item 3.    Quantitative and Qualitative Disclosures on Market Risk
10

Item 4.    Controls and Procedures

PART II
-------

Item 1.    Legal Proceedings                                 10

Item 2.    Changes in Securities                             10

Item 3.    Defaults Upon Senior Securities                   10

Item 4.    Submission of Matters to a Vote of Security
           Holders                                           10

Item 5.    Other Information                                 10

Item 6.    Exhibits                                          10






















                            DIAMOND POWERSPORTS, INC.
                                 BALANCE SHEETS
                        AS OF MARCH, 31 2003 (UNUAUDITED)


                                     ASSETS
                                     ------


CURRENT ASSETS:
--------------------------------------------
Cash and cash equivalents. . . . . . . . . .  $  4,723
Accounts receivable, net of $3,000 allowance    40,341
Inventory. . . . . . . . . . . . . . . . . .    45,624
                                              ---------
TOTAL CURRENT ASSETS . . . . . . . . . . . .    90,688
                                              ---------

FIXED ASSETS
--------------------------------------------
Furniture and fixtures . . . . . . . . . . .     6,165
Machinery and equipment. . . . . . . . . . .    44,999
Transportation equipment . . . . . . . . . .     9,000
Accumulated depreciation . . . . . . . . . .   (56,106)
                                              ---------
NET FIXED ASSETS . . . . . . . . . . . . . .     4,058
                                              ---------

OTHER ASSETS:
--------------------------------------------
Deposits . . . . . . . . . . . . . . . . . .       300
                                              ---------
TOTAL OTHER ASSETS . . . . . . . . . . . . .       300
                                              ---------
TOTAL ASSETS . . . . . . . . . . . . . . . .  $ 95,046
                                              =========
















                 See accompanying notes to financial statements




                                 DIAMOND POWERSPORTS, INC.
                                 BALANCE SHEETS (CONTINUED)
                              AS OF MARCH 31, 2003 (UNAUDITED)


                           LIABILITIES AND STOCKHOLDERS' DEFICIT
                           -------------------------------------


CURRENT LIABILITIES
-----------------------------------------------------------------------------
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   106,169
Accrued payroll, shareholder. . . . . . . . . . . . . . . . . . . . . . . . .      242,997
Note payable to bank. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      105,815
Bank line of credit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      108,178
Shareholder loan payable. . . . . . . . . . . . . . . . . . . . . . . . . . .       20,751
                                                                             --------------
TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . .      583,910
                                                                             --------------
STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------
Preferred stock (no par value, 5,000,000 shares authorized, no shares issued
and outstanding). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -
Common stock ($.001 par value, 100,000,000 shares authorized; 9,497,700
issued and outstanding) . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,496
Additional paid in capital. . . . . . . . . . . . . . . . . . . . . . . . . .      547,304
Retained deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (1,045,664)
                                                                             --------------
TOTAL STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . . . . . . . . . .     (488,864)
                                                                               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT . . . . . . . . . . . . . . . . .  $    95,046
                                                                              =============













                 See accompanying notes to financial statements









                            DIAMOND POWERSPORTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                  Three Months Ended March 31,
                                            2003         2002
REVENUES:                           --------------------------
------------------------------------
Sales. . . . . . . . . . . . . . . .  $  175,860   $  130,603
Cost of sales. . . . . . . . . . . .    (105,572)    (108,477)
                                      -----------  -----------
GROSS PROFIT . . . . . . . . . . . .      70,288       22,126
                                      -----------  -----------

EXPENSES:
------------------------------------
Selling, general and administrative.      64,998      413,965
                                      -----------  -----------
TOTAL EXPENSES . . . . . . . . . . .      64,998      413,965
                                      -----------  -----------

OPERATING LOSS . . . . . . . . . . .  $    5,290   $ (391,839)

OTHER (EXPENSE):
------------------------------------
Interest expense . . . . . . . . . .      (4,474)      (2,007)

NET INCOME (LOSS). . . . . . . . . .  $      816   $ (393,846)
                                      ===========  ===========
  Net income (loss) per share -
  basic and fully diluted. . . . . .  $      .00   $     (.04)
                                      ===========  ===========
  Weighted average shares* . . . . .   9,497,720    8,754,100
                                      ===========  ===========



















                 See accompanying notes to financial statements




                            DIAMOND POWERSPORTS, INC.
                       STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002



                                                                2003        2002
CASH FLOWS FROM OPERATING ACTIVITIES:                      ----------  ----------
---------------------------------------------------------
Net income (loss) . . . . . . . . . . . . . . . . . . . .  $     816   $(393,846)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation. . . . . . . . . . . . . . . . . . . . . . .         70       2,885
Common stock issued for services. . . . . . . . . . . . .          -     388,750
(Increase) decrease in operating assets:
Accounts receivable . . . . . . . . . . . . . . . . . . .    (31,211)     (1,065)
Inventory . . . . . . . . . . . . . . . . . . . . . . . .     11,941      (2,364)
Deposits. . . . . . . . . . . . . . . . . . . . . . . . .          -           -
Increase (decrease) in operating liabilities:
Bank overdraft. . . . . . . . . . . . . . . . . . . . . .     (1,094)
Accounts payable. . . . . . . . . . . . . . . . . . . . .    (82,137)     16,255
                                                          -----------  ----------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES. . . . . . . . . . . . . . . . . . .   (101,615)     10,615
                                                           ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
---------------------------------------------------------
       Payments for property and equipment. . . . . . . .       (375)          -
                                                           ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
---------------------------------------------------------
Decrease in shareholder loan payable. . . . . . . . . . .          -     (28,623)
Sale of common stock. . . . . . . . . . . . . . . . . . .          -      20,160
Repayments on convertible debt. . . . . . . . . . . . . .          -        (559)
Proceeds from note payable to bank. . . . . . . . . . . .     51,297           -
Proceeds from bank line of credit . . . . . . . . . . . .     57,916           -
Repayments on bank line of credit . . . . . . . . . . . .     (2,500)     (1,425)
                                                           ----------  ----------
NET CASH PROVIDED BY (USED) IN
FINANCING ACTIVITIES. . . . . . . . . . . . . . . . . . .    106,713     (10,447)
                                                           ----------  ----------
       NET INCREASE IN CASH AND CASH
       EQUIVALENTS. . . . . . . . . . . . . . . . . . . .      4,723         168
                                                           ----------  ----------
CASH AND CASH EQUIVALENTS,
BEGINNING OF THE YEAR . . . . . . . . . . . . . . . . . .          -       5,864
END OF THE PERIOD . . . . . . . . . . . . . . . . . . . .  $   4,723   $   6,032
                                                           ==========  ==========
SUPPLEMENTARYDISCLOSURES OF
CASH FLOW INFORMATION :
---------------------------------------------------------
        Cash paid for interest. . . . . . . . . . . . . .  $   4,474   $   7,007
                                                           ==========  ==========
        Conversion of convertible debt into common stock.  $       -   $  17,500
                                                           ==========  ==========



                 See accompanying notes to financial statements

                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2003 (UNAUDITED)
ITEM 1.
-------

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2002 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2003, the results of operations for the three month periods ended March 31, 2003 and 2002, and cash flows for the three months ended March 31, 2003 and 2002. The results for the period ended March 31, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

NOTE  2  -  GOING  CONCERN  CONSIDERATION

The Company has suffered recurring losses and has an accumulated deficit of $1,045,664 at March 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products additional distribution channels. These financial statements do not include any adjustments that might result from this uncertainty.













ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION
--------

Diamond Powersports, Inc. is hereby providing cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this quarterly report on Form 10-QSB. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "likely will result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans" and "projection") are not historical facts and may be forward-looking statements and involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following key factors that have a direct bearing on our results of operations: the absence of contracts with customers or suppliers; our ability to maintain and develop relationships with customers and suppliers; our ability to successfully integrate acquired businesses or new brands; the impact of competitive products and pricing; supply constraints or difficulties; changes in the retail and motorcycle industries; the retention and availability of key personnel; and general economic and business conditions.

We caution that the factors described herein could cause actual results to differ materially from those expressed in any forward-looking statements and that the investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events or circumstances. Consequently, no forward-looking statement can be guaranteed.

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



We have developed a strategy to expand our operations. Currently, this business plan includes:
- Growing our revenues through new product offerings. During 2002, we released several new products including frame sliders, wheels, lowering links, adjustable kick stands and top clamps.
- Increase the marketing of our products to additional geographical areas. Although we currently deliver our products on a national and international basis, we focus the majority of our marketing efforts within the South Florida marketplace. We plan to increase our marketing efforts to other markets. For example, we are now marketing nationwide.
- Reducing costs of sales through strategic vendor relationships. Many of our vendors have orally agreed to provide discounts or additional credit terms if our volume of buying increases. We believe an increase in our purchasing will reduce our cost of sales as a percentage of sales.
- Obtain additional funding. Currently, our assets and income are insufficient to fund our business plan. We may need to raise capital through debt or a follow on stock offering. We presently have no commitments for either of these sources of funding.

Additionally, we are expecting cost of sales as a percentage of sales to decrease to approximately 50% of total sales for fiscal year 2003 as new products with better margins are developed. For example, our frame sliders, wheels, lowering links, adjustable kick stands and top clamps were introduced last year which have between a 90 to 300 percent price markup, depending on whether they are sold wholesale or retail. If we can successfully grow our revenues through sales of these higher margin products, our cost of sales as a percentage of sales should be lower in future periods. In addition, volume discounts will be available to us if we are successful in achieving sales growth in the future, which will further reduce our cost of sales as a percentage of sales.

RESULTS  OF  OPERATIONS
-----------------------

Net  Income  (Loss)

The Company had a net income of $816, or zero per common share, for the three months ended March 31, 2003, versus a net loss of $393,846, or $.04 for the same period ended March 31, 2003. The change in net loss was primarily due to an increase in sales in 2002 of $45,257. In addition, in 2002 shares were issued for professional services rendered and salaries for employees that yielded non-cash expenses of $388,750.

Sales

Revenues increased $45,257 or 35% to $175,860 for the three months ended March 31, 2003 as compared with $130,603 for the three months ended March 31, 2002. These increases were primarily due attributable to new and improved parts as well as a growing awareness of our products in the first quarter of 2003 compared to 2002. In addition, the Company is distributing more of their own line of products and less of other manufacturers' products. Average selling prices remained fairly constant and gross margins improved over the comparable period in 2002 due to several new product offerings.


Product  sales  consisted  primarily  of  the  following:
-     Oil  pans           Flame  Sliders        License  Plate  Brackets
-     Air  shifters       Kickstands            Tires
-     Carburetors         Ignitions             Transmission  and clutch parts
-     Chains              Piston  kits          Heel  Guards
-     Lowering  links     Race  engine  valves  Velocity  stacks
-     Exhaust  systems    RPM  limiters         Wheels
-     Frame  sliders      Sprockets

All revenues were from unrelated third parties and were made to retail consumers and wholesale buyers.

Cost  of  Goods  Sold

The cost of goods sold includes the cost of parts and accessories plus other direct costs. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of products sold.

The cost of goods sold for the three months ended March 31, 2003 was $105,572 versus $108,477 for the same period in 2002. Cost of sales as a percentage of sales for both years ranged from 60% to 83%.

Expenses

Selling, General, and Administrative expenses for the three months ended March 31, 2003 decreased $349,567 to $64,998. In comparison with the three month period ended March 31, 2002, consulting and payroll decreased due to common stock issuances for professional services rendered. There were 777,500 common shares issued to consultants and others in the first and second quarter of 2002. The shares were priced and recorded at 50 cents per share representing the closing stock price on the dates of issuances, or an aggregate of $388,750.

Liquidity  and  Capital  Resources

On March 31, 2003, we had cash of $4,723 and a negative working capital of $493,923. This compares with cash of $6,018 and a negative working capital of $455,137 at March 31, 2002. The negative working capital was due to a decrease in cash and expiration of prepaid consulting fees.

Net cash used in operating activities was $101,615 for the three months ended March 31, 2003 as compared with net cash provided by operating activities of $10,615 for the same period ended March 31, 2002. The increase in cash used was primarily attributable to a decrease in accounts payable of $82,137 during 2003.

Net cash provided by financing activities totaled $106,713 for the three months ended March 31, 2003 as compared with net cash used in financing activities of $10,447 for the three months ended March 31, 2002. The increase in net cash provided by financing activities was primarily attributable to proceeds from our bank line of credit and bank note payable which were $57,916 and $51,300, respectively.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET
--------
RISK

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM  4.     CONTROLS  AND  PROCEDURES
--------

(a) On March 31, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

                                   DIAMOND POWERSPORTS, INC.
                                        (Registrant)



Date:  May 15, 2003                         __________________________
                                        /S/ Lisa Elliott
                                            Chief  Financial  Officer


Date:  May 15, 2003

                                            __________________________
                                        /S/ Pierre Elliott
                                            Chief  Executive  Officer
























EXHIBIT 99

Certifications

I, Pierre Elliott, Chief Executive Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Diamond Powersports, Inc.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003



/s/ Pierre Elliott
_____________________
Pierre Elliott
Chief Executive Officer

I, Lisa Elliott, Chief Financial Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Diamond Powersports, Inc.

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003


/s/ Lisa Elliott
________________________
Lisa Elliott
Chief Financial Officer