Form 10QSB
period 2003-06-30
DIAMOND POWERSPORTS INC
filed 2003-08-14
CIK 1098865

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the quarterly period ended June 30, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the transition period from _______ to _______


                            DIAMOND POWERSPORTS, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

          Florida                                           65-0419601
       -------------                                        ----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          identification No.)


                 5150 N.W. 109th Avenue, Sunrise, Florida 33351
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (954) 749-8606
                                 --------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of August 14, 2003: 9,507,700

Number of shares of preferred stock outstanding as of August 14, 2003: none








                              INDEX TO FORM 10-QSB
                              --------------------


                                                                    Page No.
                                                                    --------
PART I
------

Item 1  Financial Statements

        Balance Sheet -June 30, 2003                                     2-3

        Statements of Operations - Three and Six Months Ended
        June 30, 2003 and 2002                                             4

        Statements of Cash Flows - Six Months Ended
        June 30, 2003 and 2002                                             5

        Notes to Financial Statements                                      6

Item 2  Management's Discussion and Analysis of Financial Condition
        And Results of Operations                                       7-10

Item 3  Quantitative and Qualitative Disclosures on Market Risk           10

Item 4  Controls and Procedures                                           10

PART II
-------

Item 1  Legal Proceedings                                                 11

Item 2  Changes in Securities                                             11

Item 3  Defaults Upon Senior Securities                                   11

Item 4  Submission of Matters to a Vote of Security Holders               11

Item 5  Other Information                                                 11

Item 6  Exhibits                                                          11

























                            DIAMOND POWERSPORTS, INC.
                                 BALANCE SHEETS
                        AS OF JUNE, 30 2003 (UNUAUDITED)
===============================================================================

                        ASSETS
                        ------
CURRENT ASSETS:
---------------
     Cash and cash equivalents                                 $ 7,797
     Accounts receivable                                        66,046
     Inventory                                                  98,098
                                                               -------
          TOTAL CURRENT ASSETS                                 171,941

FIXED ASSETS
------------
     Furniture and fixtures                                     13,167
     Machinery and equipment                                    44,999
     Transportation equipment                                    9,000
          Accumulated depreciation                             (56,177)
                                                               -------
          NET FIXED ASSETS                                      10,989

OTHER ASSETS:
-------------
     Deposits and other assets                                   4,364
                                                               -------
          TOTAL OTHER ASSETS                                     4,364

          TOTAL ASSETS                                        $187,294
                                                               =======








See accompanying notes to financial statements










                            DIAMOND POWERSPORTS, INC.
                           BALANCE SHEETS (CONTINUED)
                        AS OF JUNE 30, 2003 (UNAUDITED)
===============================================================================

               LIABILITIES AND STOCKHOLDERS' DEFICIT
               -------------------------------------
CURRENT LIABILITIES
-------------------
     Accounts payable                                          $ 267,614
     Accrued payroll, shareholder                                242,997
     Note payable to bank                                         64,891
     Bank line of credit                                          50,369
     Shareholder loan payable                                     17,057
                                                               ---------
          TOTAL CURRENT LIABILITIES                              642,928
                                                               ---------

STOCKHOLDERS' DEFICIT
---------------------
     Preferred stock (no par value, 5,000,000 shares authorized,
     no shares issued and outstanding)                                 -
     Common stock ($.001 par value, 100,000,000 shares authorized;
     9,507,700 issued and outstanding)                             9,507
     Additional paid in capital                                  553,292
     Retained deficit                                         (1,018,433)
                                                               ---------
          TOTAL STOCKHOLDERS' DEFICIT                           (455,634)
                                                               ---------

            TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT        $ 187,294
                                                               =========












See accompanying notes to financial statements










                            DIAMOND POWERSPORTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
===============================================================================

                       Three Months Ended June 30,    Six Months Ended June 30,
                          2003         2002              2003         2002
                       -----------  -----------       -----------  -----------


REVENUES:
---------
   Sales               $  285,963   $  218,300        $  461,823   $  384,511
   Cost of sales         (135,198)    (161,108)         (240,771)    (269,161)
                       -----------  -----------       -----------  -----------
      GROSS PROFIT        150,765       57,192           221,052      115,350
                       -----------  -----------       -----------  -----------

EXPENSES:
---------
   Selling, general
    and administrative    110,513       61,290           175,511      471,635
                       -----------  -----------       -----------  -----------
   TOTAL EXPENSES         110,513       61,290           175,511      471,635
                       -----------  -----------       -----------  -----------

      OPERATING LOSS   $   40,252   $   (4,098)       $   45,541   $ (356,285)


OTHER (EXPENSE):
----------------
   Interest expense       (13,021)        (785)          (17,495)     (15,123)
                       -----------  -----------       -----------  -----------
      NET INCOME (LOSS)$   27,231   $   (4,883)       $   28,046   $ (371,408)
                       ===========  ===========       ===========  ===========

 Net income (loss) per share -
 basic and fully
  diluted              $      **    $      **         $      **    $    (0.04)
                       ===========  ===========       ===========  ===========
 Weighted average
  shares*               9,505,700    9,305,500         9,505,700    9,305,500
                       ===========  ===========       ===========  ===========

** Less than $.01















See accompanying notes to financial statements







                            DIAMOND POWERSPORTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                             2003        2002
                                                           --------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net income (loss)                                       $ 28,046   $(371,408)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation                                              141       5,770
      Common stock issued for services                        4,000     388,750
      (Increase) decrease in operating assets:
         Accounts receivable                                (56,916)    (27,999)
         Inventory                                          (40,533)    (32,020)
         Deposits and other assets                           (4,064)        -0-
      Increase (decrease) in operating liabilities:
         Bank overdraft                                      (1,094)
         Accounts payable                                    96,007      64,339
         Accrued compensation                               (16,699)
            NET CASH PROVIDED BY (USED IN)
                                                           --------   ----------
            OPERATING ACTIVITIES                              8,888      27,432
                                                           --------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
   Purchases of fixed assets                                 (7,377)        -0-
                                                           --------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
   Decrease in shareholder loan payable                      (3,694)    (29,879)
   Sale of common stock                                       2,000      20,160
   Repayments on convertible debt                               -0-        (559)
   Proceeds from note payable to bank                        10,373         -0-
   Repayments on bank line of credit                         (2,393)     (4,610)
                                                           --------   ----------
            NET CASH PROVIDED BY (USED) IN
            FINANCING ACTIVITIES                              6,286     (14,888)
                                                           --------   ----------

      NET INCREASE IN CASH AND CASH EQUIVALENTS               7,797      12,544
                                                           --------   ----------

      CASH AND CASH EQUIVALENTS,
            BEGINNING OF THE YEAR                               -0-       5,864
                                                           --------   ----------

            END OF THE PERIOD                              $  7,797   $  18,408
                                                           ========   ==========

SUPPLEMENTARY CASH FLOW INFORMATION OF
--------------------------------------
NON-CASHINVESTING ANDFINANCING:
-------------------------------
   Conversion of convertible debt into common stock.       $    -0-   $  17,500
                                                           ========   ==========
   Common stock issued for services                        $    -0-   $ 388,750
                                                           ========   ==========
   Cash paid for interest                                  $ 13,021   $  11,400
                                                           ========   ==========

See accompanying notes to financial statements




                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2003 (UNAUDITED)
ITEM  1.
--------

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

In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2003, the results of operations for the three and six month periods ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. The results for the period ended June 30, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

NOTE 2 - GOING CONCERN CONSIDERATION

The Company has suffered recurring losses and has an accumulated deficit of $1,018,433 at June 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products additional distribution channels. These financial statements do not include any adjustments that might result from this uncertainty.











ITEM  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------

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

RESULTS OF OPERATIONS
---------------------

Net Income (Loss)

The Company had a net income of $27,231, or less than $.01 per common share, for the three months ended June 30, 2003, versus a net loss of $4,883, or less than $.01 for the same period ended June 30, 2002. The change in net loss was primarily due to an increase in sales in 2003 of $67,663.

The Company had a net income of $28,046, or less than $.01 per common share, for the six months ended June 30, 2003, versus a net loss of $371,408, or $.04 for the same period ended June 30, 2002. The change in net loss was primarily due to an increase in sales in 2003 of $77,312 and a decrease in selling, general and administrative expenses of $296,124. The 2002 period included shares that were issued for professional services rendered and salaries for employees which yielded non-cash expenses of $388,750.

Sales

Revenues increased $67,663 or 31% to $285,963 for the three months ended June 30, 2003 as compared with $218,300 for the three months ended June 30, 2002. Revenues also increased for the six month ended June 30, 2003 to $461,823, or 17% higher than the same period in 2002. These increases were primarily due attributable to new and improved parts as well as a growing awareness of our products in the second quarter of 2003 compared to 2002. In addition, the Company is distributing more of their own line of products and less of other manufacturers' products. Average selling prices remained fairly constant and gross margins improved over the comparable period in 2002 due to several new product offerings.


Product sales consisted primarily of the following:
-     Oil  pans             Flame  Sliders       License  Plate  Brackets
-     Air  shifters         Kickstands           Tires
-     Block  mirror  plate  Ignitions            Transmission and clutch parts
-     Chains                Piston  kits         Heel  Guards
-     Lowering  links       Race engine valves   Wheels
-     Exhaust  systems      RPM  limiters
-     Frame  sliders        Sprockets

All revenues were from unrelated third parties and were made to retail consumers and wholesale buyers.

Cost of Goods Sold

The cost of goods sold includes the cost of parts and accessories plus other direct costs. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of products sold. The decrease in cost of sales as a percentage of sales for the 2003 periods was primarily attributable to sales of products that are manufactured at our location that maintain higher margins than products that we wholesale distribute.

The cost of goods sold for the three months ended June 30, 2003 was $135,198 versus $161,108 for the same period in 2002. Cost of sales as a percentage of sales for both years ranged from 47% to 73%.

The cost of goods sold for the six months ended June 30, 2003 was $240,771 versus $269,161 for the same period in 2002. Cost of sales as a percentage of sales for both years ranged from 52% to 77%.

Expenses

Selling, General, and Administrative expenses for the three months ended June 30, 2003 increased $49,223 to $110,513. In comparison with the three month period ended June 30, 2002, payroll increased due to the addition of three additional employees during the period.

Selling, General, and Administrative expenses for the six months ended June 30, 2003 decreased $296,124 to $175,511. In comparison with the six month period ended June 30, 2002, consulting and payroll decreased due to common stock issuances for professional services rendered. There were 777,500 common shares issued to consultants and others in the first and second quarters of 2002. The shares were priced and recorded at 50 cents per share representing the closing stock price on the dates of issuances, or an aggregate of $388,750.


Liquidity and Capital Resources

On June 30, 2003, we had cash of $7,797 and a negative working capital of $470,987. This compares with cash of $18,408 and a negative working capital of $430,113 at June 30, 2002. The negative working capital was due to a decrease in cash and increase in accounts payable and accrued salaries to our officers.

Net cash provided operating activities was $8,888 for the six months ended June 30, 2003 as compared with net cash provided by operating activities of $27,432 for the same period ended June 30, 2002. The decrease in cash provided by operating activities was primarily attributable to our net income from operations and a decrease in accounts payable of $96,007 during 2003, partially offset by increases in our accounts receivable and inventory of $56,916 and $40,533, respectively.

Net cash provided by financing activities totaled $6,286 for the six months ended June 30, 2003 as compared with net cash used in financing activities of $14,888 for the six months ended June 30, 2002. The increase in net cash provided by financing activities during the 2003 period was primarily attributable to proceeds from our bank line of credit which was $10,373.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET
--------
RISK

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM  4.     CONTROLS  AND  PROCEDURES
--------

(a) On June 30, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.






PART II. OTHER INFORMATION
--------

Item 1. Legal Proceedings
None.

Item 2. Changes in Securities
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.

Item 5. Other Information
None.

Item 6. Exhibits and Reports on Form 8-K
Exhibit 99  Certification of Management

                           --Signature Page Follows--


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DIAMOND POWERSPORTS, INC.
                                        (Registrant)



Date:  August 14, 2003                  __________________________
                                        /S/ Lisa Elliott
                                        Chief  Financial  Officer


Date:  August 14, 2003

                                        __________________________
                                        /S/ Pierre Elliott
                                        Chief  Executive  Officer