Form 10QSB
period 2003-09-30
DIAMOND POWERSPORTS INC
filed 2003-11-20
CIK 1098865

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2003

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of November 18, 2003: 9,606,557

Number of shares of preferred stock outstanding as of November 18, 2003: none




                              INDEX TO FORM 10-QSB
                              --------------------

                                                            Page No.
                                                            --------
PART I
------

Item 1.  Financial Statements

         Balance Sheet - September 30, 2003                      2-3

         Statements of Operations - Three and Nine
         Months Ended September 30, 2003 and 2002                  4

         Statements of Cash Flows - Nine Months Ended
         September 30, 2003 and 2002                               5

         Notes to Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial
         Condition And Results of Operations                    7-10

Item 3.  Quantitative and Qualitative Disclosures
         on Market Risk                                           10

Item 4.  Controls and Procedures                                  10

PART II
-------

Item 1.  Legal Proceedings                                        11

Item 2.  Changes in Securities                                    11

Item 3.  Defaults Upon Senior Securities                          11

Item 4.  Submission of Matters to a Vote of Security Holders      11

Item 5.  Other Information                                        11

Item 6.  Exhibits                                                 11



                            DIAMOND POWERSPORTS, INC.
                                  BALANCE SHEET
                      AS OF SEPTEMBER, 30 2003 (UNUAUDITED)
=============================================================================


                                     ASSETS
                                     ------

CURRENT ASSETS:
---------------
   Cash and cash equivalents                                     $      1,287
   Accounts receivable                                                 56,284
   Inventory                                                          104,396
   Prepaid expenses                                                     6,711
                                                                 ------------
      TOTAL CURRENT ASSETS                                            168,678

FIXED ASSETS:
------------
   Furniture and fixtures                                              17,127
   Machinery and equipment                                             44,999
   Transportation equipment                                            18,000
   Accumulated depreciation                                           (52,402)
                                                                 ------------
      NET FIXED ASSETS                                                 27,724

OTHER ASSETS:
-------------
   Deposits and other assets                                            6,631
                                                                 ------------
         TOTAL ASSETS                                            $    203,033
                                                                 ============




                 See accompanying notes to financial statements




                            DIAMOND POWERSPORTS, INC.
                            BALANCE SHEET (CONTINUED)
                      AS OF SEPTEMBER 30, 2003 (UNAUDITED)
=============================================================================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable                                              $    144,329
   Accrued payroll, shareholder                                        16,711
   Note payable to bank                                                77,481
   Bank line of credit                                                 29,471
   Shareholder loan payable                                            17,057
                                                                 ------------
      TOTAL CURRENT LIABILITIES                                       285,049
                                                                 ------------

STOCKHOLDERS' DEFICIT
---------------------
   Preferred stock (no par value, 5,000,000 shares
     authorized, no shares issued and outstanding)                          -
   Common stock ($.001 par value, 100,000,000 shares
     authorized; 9,583,700 issued and outstanding)                     11,074
   Additional paid in capital                                         961,172
   Retained deficit                                                (1,054,262)
                                                                 ------------
      TOTAL STOCKHOLDERS' DEFICIT                                     (82,016)
                                                                 ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $    203,033
                                                                 ============




                 See accompanying notes to financial statements




                            DIAMOND POWERSPORTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
============================================================================


                            Three Months Ended          Nine Months Ended
                               September 30,               September 30,
                             2003         2002           2003         2002
                          ----------   ----------     ----------   ----------
REVENUES:
---------
   Sales                  $  251,341   $  140,507     $  713,164   $  489,411
   Cost of sales            (116,011)     (89,393)      (353,211)    (358,978)
                          ----------   ----------     ----------   ----------
         GROSS PROFIT        135,330       51,114        359,953      130,433

EXPENSES:
---------
   Selling, general
     and administrative      175,547       54,123        348,288      529,384
                          ----------   ----------     ----------   ----------
      TOTAL EXPENSES         175,547       54,123        348,288      529,384
                          ----------   ----------     ----------   ----------

         OPERATING INCOME
          (LOSS)          $  (40,217)  $   (3,009)    $   11,665   $ (398,951)

OTHER (EXPENSE):
----------------
   Interest expense           (1,165)      (1,393)       (20,631)      (4,180)
                          ----------   ----------     ----------   ----------

         NET (LOSS)       $  (41,382)  $   (4,402)    $   (8,966)  $ (403,131)
                          ==========   ==========     ==========   ==========

   Net (loss) per share -
     basic and fully
     diluted              $       **   $       **     $       **   $    (0.04)
                          ==========   ==========     ==========   ==========
   Weighted average
     shares*               9,563,033    9,497,720      9,522,144    9,053,560
                          ==========   ==========     ==========   ==========

* Less than $.01





                 See accompanying notes to financial statements




                            DIAMOND POWERSPORTS, INC.
                       STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
==========================================================================
                                                      2003        2002
                                                   ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net (loss)                                      $   (8,966) $ (403,131)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
      Depreciation                                        211       8,655
      Common stock issued for services                 39,920     388,750
     (Increase) decrease in operating assets:
         Accounts receivable                          (47,154)     (3,002)
         Inventory                                    (46,831)    (27,596)
         Prepaid expenses                              (6,711)        -0-
         Deposits and other assets                     (6,331)        -0-
      Increase (decrease) in operating liabilities:
         Accounts payable                              (5,449)     46,120
         Bank overdraft                                (1,094)        -0-
         Accrued compensation                          83,351         -0-
                                                   ----------  ----------
            NET CASH PROVIDED BY
              OPERATING ACTIVITIES                        946       9,796
                                                   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
   Purchases of fixed assets                          (20,337)        -0-
                                                   ----------  ----------
            NET CASH (USED) IN INVESTING
              ACTIVITIES                              (20,337)        -0-
                                                   ----------  ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Decrease in shareholder loan payable                (3,694)    (28,623)
   Sale of common stock                                24,700      20,160
   Repayments on convertible debt                         -0-        (558)
   Proceeds from note payable to bank                  22,963         -0-
   Repayments on bank line of credit                  (23,291)     (6,378)
                                                   ----------  ----------
            NET CASH PROVIDED BY
             (USED) IN FINANCING ACTIVITIES            20,678     (15,399)
                                                   ----------  ----------

         NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                             1,287      (5,603)
                                                   ----------  ----------

         CASH AND CASH EQUIVALENTS,
           BEGINNING OF THE PERIOD                          -       5,864
                                                   ----------  ----------

           END OF THE PERIOD                       $    1,287  $      261
                                                   ==========  ==========

SUPPLEMENTARY CASH FLOW INFORMATION OF
--------------------------------------
NON-CASH INVESTING AND FINANCING:
---------------------------------
   Conversion of convertible debt into
     common stock                                  $        -  $   17,500
                                                   ==========  ==========
   Conversion of accrued compensation into
     common stock by officer                       $  326,336  $        -
                                                   ==========  ==========
   Common stock issued for services                $   39,920  $  388,750
                                                   ==========  ==========
   Cash paid for interest                          $   20,631  $    4,180
                                                   ==========  ==========


                 See accompanying notes to financial statements



                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2003 (UNAUDITED)
ITEM 1.
-------

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

In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2003, the results of operations for the three and nine month periods ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. The results for the period ended September 30, 2003, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2003.

NOTE 2 - GOING CONCERN CONSIDERATION

The Company has suffered recurring losses and has an accumulated deficit of $1,054,262 at September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products additional distribution channels. These financial statements do not include any adjustments that might result from this uncertainty.

Note 3 - Common Stock
During the period, the company issue 1,490,110 common shares to the majority Shareholders for accrued compensation and for personally secured debt. The Company also 60,000 shares for signing bonus and 16,000 for outside investors.


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

RESULTS OF OPERATIONS
---------------------

Net Income (Loss)

The Company had a net loss of $41,382, or less than $.01 per common share, for the three months ended September 30, 2003, versus a net loss of ($4,402), or less than $.01 per common share for the same period ended September 30, 2002. The change in net loss was primarily due to an increase in selling, general and administrative expenses in 2003 of $121,424.

The Company had net loss of $8,966, or less than $.01 per common share, for the nine months ended September 30, 2003, versus a net loss of $403,131, or $.04 for the same period ended September 30, 2002. The change in net loss was primarily due to an increase in sales in 2003 of $223,753 and a decrease in selling, general and administrative expenses of $181,096. The 2002 period included shares that were issued for professional services rendered and salaries for employees which yielded non-cash expenses of $388,750.

Sales

Revenues increased $110,834 or 78% to $251,341 for the three months ended September 30, 2003 as compared with $140,507 for the three months ended September 30, 2002. Revenues also increased for the nine month ended September 30, 2003 to $713,164, or 46% higher than the same period in 2002. These increases were primarily due attributable to new and improved parts as well as a growing awareness of our products in the second quarter of 2003 compared to 2002. In addition, the Company is distributing more of their own line of products and less of other manufacturers' products. Average selling prices remained fairly constant and gross margins improved over the comparable period in 2002 due to several new product offerings.

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

The cost of goods sold for the three months ended September 30, 2003 was $116,011 versus $89,393 for the same period in 2002. Cost of sales as a percentage of sales for both years ranged from 46% to 36%, respectively.

The cost of goods sold for the nine months ended September 30, 2003 was $353,211 versus $358,978 for the same period in 2002. Cost of sales as a percentage of sales for both years ranged from 50% to 73%.

Expenses

Selling, General, and Administrative expenses for the three months ended September 30, 2003 increased $121,424 to $175,547. In comparison with the three month period ended September 30, 2002, payroll increased due to the addition of three additional employees during the period.

Selling, General, and Administrative expenses for the nine months ended September 30, 2003 decreased $181,096 to $348,288. In comparison with the nine month period ended September 30, 2002, consulting and payroll decreased due to common stock issuances for professional services rendered in 2002. There were 777,500 common shares issued to consultants and others in the first through third quarters of 2002. The shares were priced and recorded at 50 cents per share representing the closing stock price on the dates of issuances, or an aggregate of $388,750.

Liquidity and Capital Resources

On September 30, 2003, we had cash of $1,287 and a negative working capital of $116,371. This compares with cash of $261 and a negative working capital of $458,951 at September 30, 2002. The negative working capital was due to a decrease in cash and increase in accounts payable and accrued salaries to our officers.

Net cash provided by operating activities was $946 for the nine months ended September 30, 2003 as compared with net cash provided by operating activities of $9,796 for the same period ended September 30, 2002. The decrease in cash provided by operating activities was primarily attributable to increases in our accounts receivable and inventory of $47,154 and $46,831, respectively.

Net cash provided by financing activities totaled $20,678 for the nine months ended September 30, 2003 as compared with net cash used in financing activities of $15,399 for the nine months ended September 30, 2002. The increase in net cash provided by financing activities during the 2003 period was primarily attributable to proceeds from our bank note which was $22,963.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
-------
RISK

We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM 4.     CONTROLS AND PROCEDURES
-------

(a) On September 30, 2003, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

Exhibit 99 - Certifications of Management

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         DIAMOND POWERSPORTS, INC.
                                        (Registrant)



Date:  November 18, 2003                 /S/ Lisa Elliott
                                         ----------------
                                         /S/ Lisa Elliott
                                         Chief  Financial  Officer



Date:  November 18, 2003                 /S/ Pierre Elliott
                                         ----------------
                                         Pierre Elliott
                                         Chief  Executive  Officer