Form 10KSB
period 2003-12-31
DIAMOND POWERSPORTS INC
filed 2004-04-14
CIK 1098865

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION  FILE  NUMBER:  333-87992
------------------------------------

                            DIAMOND POWERSPORTS, INC.
                          ---------------------------
        (Exact name of small business issuer as specified in its charter)


          Florida                                 65-0419601
          -------                                 ----------
(State or other jurisdiction of          IRS Employer identification No.)
incorporation  or  organization)


              5150 NW 109th Ave., Suite 4, Sunrise, Florida 33351
              ---------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 749-8606
                                ---------------
                          (Issuer's telephone number)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:

None.

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

Common  Stock,  $.001  par  value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]
State  issuer's  revenues  for  its  most  recent  fiscal  year:  $888,047.

As of April 14, 2004, there were 14,264,092 common shares outstanding and the aggregate market value of the common shares (based upon the close price of $.66 reported by brokers) held by non-affiliates was approximately $9,414,301.

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes[  ]  No[X]

Number of shares of common stock outstanding as of April 14, 2004:    14,264,092
Number of shares of preferred stock outstanding as of April 14, 2004:        -0-



              --The rest of this page is intentionally left blank--


PART  I
-------

ITEM  1.  DESCRIPTION  OF  BUSINESS

     Our operations primarily involve motorcycle accessory and apparel manufacturing and distributing, specializing in affordable brand name and after-market products. Through our emphasis on budget pricing and high quality products, we have developed a market in the motorcycle accessory and apparel industry. We currently operate one office that is maintained by a management team of three individuals. The present geographic area we operate includes primarily the Dade County, Broward County, and South Palm Beach County areas of South Florida. Additional markets have also developed in the Caribbean islands.

     Marketing for our products is accomplished through print ads in newspapers and magazines as well as wholesale referral. Additionally, we utilize a network of industry wholesale buyers to sell large product quantities.

     The motorcycle accessory and apparel industry is highly competitive with respect to price, service, quality, and location. There are numerous competitors in the motorcycle accessory and apparel industry such as Dennis Kirk, Chaparral and Motorcycle Stuff that possess substantially greater financial, marketing, personnel and other resources than Diamond Powersports. There can be no assurance that we will be able to respond to various competitive factors affecting the business. We plan to gain a competitive advantage over our competitors in the motorcycle accessories and apparel industry by offering quality products and services at a low price.

     Our services include international shipping and a thirty day refund policy, which many industry distributors do not currently offer. We believe our product prices, product quality and good customer service will differentiate our products from our competitors. For example, many of our listed prices currently match or are lower than the advertised prices of our major competitors. In addition, the aluminum metal alloy used in our lowering links and top clamps is a 7075 alloy that has been tested by Kaiser Aluminum, a non-affiliate, to be stronger than most traditional metal alloys. Our other products use a 6061 alloy that is slightly less in strength than the 7075 alloy but remains stronger than most of our competitors products. There are some competitors currently using the 6061 alloy in their products but we are not currently aware of any other companies using 7075 aluminum alloy in lowering links or top clamps. Also, we offer next day shipping on our products and our customer service professionals have an average of five years in the motorcycle industry which allows them to better serve our customers. However, since many of our competitors have greater brand loyalty and more capital resources than we do, there can be no assurance we will be successful in gaining that competitive advantage in our marketplace.

     The main markets for Diamond Powersports are individual retail customers and wholesale buyers and no single customer makes up more than ten percent of the total revenues of Diamond Powersports, Inc. We do not expect that this will change in the future.

     We have six full-time employees and one part-time employee. We also have two management consultants that are each independently contracted with by Diamond Powersports, Inc. to service and provide financial consulting and services relating to our filings and compliance with the Securities and Exchange Commission.

Our  product  line  consists  primarily  of  the  following:

-     Air  filters          Fuel  valves          Throttle  assemblies
-     Air  shifters         Gaskets               Tires
-     Carburetors           Ignitions             Transmission and clutch parts
-     Chains                Piston  kits          Valves
-     Cylinders             Race engine valves    Velocity  stacks
-     Exhaust  systems      RPM  limiters         Wheels
-     Frame  sliders        Sprockets             Other  racing  components

     We currently manufacture and assemble the frame sliders, wheels, lowering links, adjustable kick stands and top clamps. Other products are purchased on a wholesale basis from manufacturers. We accomplish our manufacturing either in our warehouse facility or through our arrangement with Henderson Industrial Technology with whom we have an oral agreement to outsource certain alloy metal product manufacturing at fixed prices. Our agreement with Henderson Industrial technologies is non-exclusive and other companies may utilize their manufacturing services as well. This agreement can be cancelled by either party at any time. We do not typically provide installation services for our products.

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

MANUFACTURING  AND  DISTRIBUTING

     Our inventory consists of products which we either purchase from wholesalers or manufacture under our brand name Diamond Powersports. Of our 4,500 total square feet of facility, 4,000 square feet is dedicated to manufacturing, assembly and packaging of our products. We also subcontract approximately fifty percent of our manufacturing to a local machine shop. Currently, we use Henderson Industrial Technology in Ft. Lauderdale, Florida to manufacture the majority of our racing components. We do not have any written agreements with respect to our manufacturing arrangements with Henderson Industrial Technology. Our oral agreement can be cancelled by either party at any time. Henderson Industrial Technology assists us with manufacturing of certain alloy metal products at fixed prices per unit. However, we still assemble, package and ship the products manufactured from their location. If Henderson Industrial Technology was unable to fulfill our product manufacturing, we could use other local machine shops with approximately the same terms.

ENVIRONMENTAL  LAW  COMPLIANCE

     There are no current existing environmental concerns for our manufacturing or our products and services. If this changes in the future, we make every effort to comply with all such applicable regulations.

Additional  Financing

     The Company may need to raise additional funds to meet operating requirements in the future. If the Company raises additional funds through issuance of equity related or debt securities, such securities may have rights to the Company's common stock, such as warrants or options. Shareholders may experience additional dilution from exercise of these equity instruments. The Company cannot be certain that additional financing will be available when required or at all. (See 'Liquidity and Capital Resources' for further discussion).

ITEM  2.  PROPERTIES

     Our executive offices are located at 5150 Northwest 109th Avenue, Suite 4 - Sunrise, Florida 33351. These offices consist of 4,500 square feet which we lease beginning in May 2003 pursuant to an operating lease. Pursuant to the terms of our lease, we currently pay $3,660 per month. Rental payments and related expense for the years ending December 31, 2002 and 2001 were $19,995 and $18,188, respectively, which was approximately $1,650 per month. We also maintain a standard general comprehensive public liability insurance policy as part of our lease agreement. In addition, we have recently signed a new lease for neighboring warehouse bays, which will add an additional 3,500 square feet, for an additional $3,205 per month. This space will be used for manufacturing of new products. The new lease carries a one-year lease term.

ITEM  3.  LEGAL  PROCEEDINGS

We are not a party to any legal proceedings, nor, to the best of our knowledge, are any such proceedings threatened or contemplated.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.


PART  II
--------

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

                            Bid
                            ---
Quarter  Ended        Low        High
--------------        ---        ----

  3/31/03             .25         .50
  6/30/03             .18         .44
  9/30/03             .25         .55
 12/31/03             .23         .45

(b) Holders. The approximate number of holders of record of the Registrant's Common Stock as of April 14, 2004 was 250.

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

     We have developed a strategy to expand our operations. Currently, this business plan includes:

- Growing our revenues through new product offerings. Started from 2001, we released several new products including frame sliders, wheels, lowering links, adjustable kick stands and top clamps.
- Increase the marketing of our products to additional geographical areas. Although we currently deliver our products on a national and international basis, we focus the majority of our marketing efforts domestically. We plan to increase our marketing efforts to other markets. For example, we have looked into marketing such areas as Canada and Japan.
- Reducing costs of sales through strategic vendor relationships. Many of our vendors have orally agreed to provide discounts or additional credit terms if our volume of buying increases. We believe an increase in our purchasing will reduce our cost of sales as a percentage of sales.
- Obtain additional funding. Currently, our assets and income are insufficient to fund our business plan. We may need to raise capital through debt or a follow on stock offering. We presently have no commitments for either of these sources of funding. Our business plan may be adversely affected if we are unable to raise additional capital.


Selected  financial  data
-------------------------
                                  Year  Ended  December 31
                                 --------------------------
                                    2003            2002
                                 ----------      ----------
Net  Sales                       $  888,047      $  585,197
Net  Loss                          (387,360)       (482,596)
Net Loss per Common  Share             (.02)           (.05)
Weighted Average Common           9,904,700       9,050,500
Shares Outstanding

                                    As  of  December  31,
                                 --------------------------
                                    2003            2002
                                 ----------      ----------
Total  Assets                    $  169,214      $   70,748
Working  Capital  Deficit          (157,798)       (493,733)
Shareholders'  Deficit             (129,584)       (489,680)


No  dividends  have  been  declared  or  paid  for any of the periods presented.

Results  of  Operations
-----------------------

Year  Ended  December  31,  2003  Compared  to  Year  Ended  December  31,  2002

Sales.

     Sales for the year ended December 31, 2003 were $888,047 versus sales of $585,197 for the year ended December 31, 2002, an increase of 52%. We attribute the increase in sales to new and improved parts as well as a growing awareness of our products. Product sales consisted primarily of the following:

-   Bar  end  sliders       Ignitions              Sprockets
-   Clutch  cable  kits     Lowering  links        Tires
-   Chains Master cylinder  Mirror block-off caps  Transmission and clutch parts
-   Flame sliders           Oil pans               Valves
-   Frame sliders           Piston kits            Wheels
-   Fuel valves             R1 swing arm sliders   Other motorcycle components
-   Foot  peg  sliders      RPM  limiters


     All revenues were from unrelated third parties and were made to retail consumers and wholesale buyers.

Cost  of  Goods  Sold.

     The cost of goods sold includes the purchase price for our parts and accessories plus other direct costs associated with making the products available for resale. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of products sold. Our gross margins typically range between 30-60%.

     The cost of goods sold for the year ended December 31, 2003 was $446,680 versus $406,715 in the same period in 2002. Cost of sales as a percentage of sales was 50% for 2003 and was 70% in 2002. The decrease in cost of sales as a percentage of sales was due to better gross margins in 2003 from newer products.

     We expect cost of sales as a percentage of sales to decrease to around 40% of total sales for fiscal year 2004 as new products with better margins have been developed. For example, our frame sliders, wheels, lowering links, adjustable kick stands and top clamps were introduced last year which have between a 90-300 percent price markup, depending on whether they are sold wholesale or retail. If we can successfully grow our revenues through sales of these higher margin products, our cost of sales as a percentage of sales should be lower in future periods. In addition, volume discounts will be available to us if we are successful in achieving sales growth in the future, which will further reduce our cost of sales as a percentage of sales.

Expenses.

     Selling, general and administrative expenses for the years ended December 31, 2003 and 2002 were $801,987 and $631,944, respectively, an increase of $170,043. The increase in expenses was primarily attributable to expensing of options issued in 2003, stock grants at discounts of the closing bid price, minimal fixed cost increases incurred in our new warehouse factory and the addition of part-time labor.

     Our other selling, general and administrative expenses remained either fixed or relatively constant during 2003.

     We expect increases in expenses through the year 2004 as we move towards developing our business plan. We expect the increase to be primarily in sales related expenses such as advertising and salespersons' salaries.

Income/  Losses.

     Net loss for the year ended December 31, 2003 was $378,360 versus $482,596 in 2002, a decrease of $104,236. The decrease was primarily attributable to an increase in sales and decrease on total expenses for the period. We expect to continue to incur losses at least through the first half of the year 2004. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact  of  Inflation.

     We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity  and  Capital  Resources.

     Cash flows used in operating activities were $13,759 for the year ended December 31, 2003 versus cash provided by operating activities of $21,309 in 2002. Cash flows for 2003 were primarily from the issuances of common stock for services and an increase in accounts payable and accrued expenses of $215,187 and $65,345, respectively, partially offset by the net loss for the period of $378,360. Cash flows for 2002 were primarily from the issuances of common stock for services and an increase in accounts payable and accrued expenses of $389,000 and $64,625, respectively, partially offset by the net loss for the period of $482,596.

     Cash flows provided by financing activities were $33,939 for the years ended December 31, 2003 versus a negative $27,173 during the year ended in 2002. Cash flows for the 2003 included $17,679 in shareholder loan payable, and $48,574 in proceeds from common stock that was sold pursuant to a private offering. Cash flows for the 2002 included $40,333 in shareholder loan repayments, partially offset by $19,150 in proceeds from common stock that was sold. Stockholder loans bore interest at 8% per annum and are unsecured by Diamond Powersports' assets. The stockholder loan was repaid in full during 2003 through the issuance of common shares as described herein. Cash flows from financing activities for both years also included bank borrowings and repayments pursuant to two bank lines of credit which bear interest between 10.25 and 17.9%. The credit lines are unsecured and are due on demand.

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

     Bank Line of Credit. Diamond Powersports has two unsecured bank lines of credit bearing interest between 10.25% and 17.9% at December 31, 2003 which are due on demand. The lines of credit have a maximum credit available of $60,000. The principal balance outstanding at December 31, 2002 was $27,829. The lines of credit are guaranteed by our President, Mr. Pierre Elliott. The lines of credit have a revolving feature, similar to a credit card where minimum monthly payments are due. These minimum payments are currently approximately $350 per month. There is not a formal written agreement in connection with these credit lines.

     We estimate we will need approximately $50,000 in additional capital during 2004. We recently filed a registration statement on Form SB-2 to address this problem. If revenues increase during 2004, we may have sufficient cash flow from operations. During 2003, we had a negative $13,759 from operations.

     Overall, we have funded our cash needs from inception through December 31, 2003 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

     We had no cash on hand and a working capital deficit of $157,798 as of December 31, 2003. We had no cash on hand and a working capital deficit of $493,733 as of December 31, 2002. Our working capital deficit is primarily due to current obligations in accounts payable, accrued payroll for stockholders and loans from stockholders. We will substantially rely on the existence of revenue from our business; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from operations and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues in 2004 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $50,000 to sustain operations through year 2004 and approximately $50,000 per year thereafter. Modifications to our business plans or a new retail location may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of new product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for Diamond Powersports. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to Diamond Powersports.

     On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. We are considering opening new retail sales locations that have showrooms during the second half of 2004. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

-    Curtail  new  product  launches
-    Forego  or  postpone  opening  new  traveling  showrooms,  or
- Limit our future marketing efforts to areas that we believe would be the most profitable.

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

ITEM  7.  FINANCIAL  STATEMENTS


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS


To the Board of Directors and Shareholders of Diamond Powersports, Inc.

We have audited the accompanying balance sheet of Diamond Powersports, Inc. as of December 31, 2003 and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Powersports, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has negative working capital, has a stockholders' deficit and certain debt is in default which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Perrella  &  Associates,  P.  A.
-------------------------------------
Perrella  &  Associates,  P.  A.



Pompano  Beach,  Florida
April  1,  2004




                            DIAMOND POWERSPORTS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003
================================================================================

                                     ASSETS
                                     ------


CURRENT ASSETS
--------------
   Cash and cash equivalents                                      $          -0-
   Accounts receivable, net                                               25,721
   Inventory                                                             115,279
                                                                  --------------
      TOTAL CURRENT ASSETS                                               141,000
                                                                  --------------

PROPERTY AND EQUIPMENT
----------------------
   Machinery & equipment                                                  44,999
   Furniture & fixtures                                                   16,970
   Transportation equipment                                               18,000
   Accumulated depreciation                                              (59,170)
                                                                  --------------
      NET PROPERTY AND EQUIPMENT                                          20,799
                                                                  --------------

OTHER ASSETS
------------
   Prepaid expenses                                                        6,711
   Deposits                                                                  704
                                                                  --------------
                                                                           7,415
                                                                  --------------

      TOTAL ASSETS                                                $      169,214
                                                                  ==============



   The accompanying notes are an integral part of these financial statements.





                            DIAMOND POWERSPORTS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2003
================================================================================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


CURRENT LIABILITIES
-------------------
   Bank overdraft                                                 $        6,716
   Accounts payable and accrued expenses                                 253,652
   Shareholder loan                                                       38,430
                                                                  --------------
      TOTAL CURRENT LIABILITIES                                          298,798
                                                                  --------------

STOCKHOLDERS' DEFICIT
---------------------
   Preferred stock (no par value, 5,000,000 shares
     authorized; none issued and outstanding)                                -0-
   Common Stock ($.001 par value; 100,000,000 shares
     authorized; 10,245,057 shares issued and outstanding)                10,245
   Common stock to be delivered ($.001 par value; 1,630,117
     common shares)                                                        1,630
   Paid-in-Capital                                                     1,283,381
   Accumulated Deficit                                                (1,424,840)
                                                                  --------------


      TOTAL  STOCKHOLDERS'  DEFICIT                                     (129,584)
                                                                  --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $      169,214
                                                                  ==============



   The accompanying notes are an integral part of these financial statements.




                            DIAMOND POWERSPORTS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
================================================================================


                                                      2003               2002
                                                   ----------         ----------

REVENUE
-------
   Net sales                                       $  888,047         $  585,197
   Cost of goods sold                                (446,680)          (406,715)
                                                   ----------         ----------
      GROSS PROFIT                                    441,367            178,482

EXPENSES
--------
   Selling, general and administrative                801,987            631,944
                                                   ----------         ----------


      OPERATING INCOME (LOSS)                        (360,620)          (453,462)


OTHER EXPENSE
-------------
   Interest expense                                    17,740             29,134
                                                   ----------         ----------

      NET LOSS                                     $ (378,360)        $ (482,596)
                                                   ==========         ==========

Basic and fully diluted net loss per common share  $     (.04)        $     (.05)
                                                   ==========         ==========

Weighted average common shares                      9,904,700          9,050,500




   The accompanying notes are an integral part of these financial statements.




                                                DIAMOND POWERSPORTS, INC.
                                          STATEMENTS OF STOCKHOLDERS' DEFICIT
                             FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
================================================================================================================================

                                                                         Common  Stock to
                               Preferred Stock,       Common Stock,        be Delivered,
                                    no Par             $0.001 Par           $0.001 Par
                               ----------------   ---------------------  ----------------  Additional
                                  Number of            Number of          Number of        Paid-in      Accumulated
                               Shares    Amount     Shares      Amount    Shares   Amount  Capital      Deficit        Totals
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, January 1, 2002           -    $    -    8,609,400   $  8,609         -  $    -  $  122,541   $  (563,884)  $(432,734)

Issuances of common stock, sold     -         -       38,300         38         -       -      19,111             -      19,149

Issuances of common stock,
 for services                       -         -      778,000        778         -       -     388,222             -     389,000

Conversion of convertible debt      -         -       70,000         70         -       -      17,430             -      17,500

Net loss for year                   -         -            -          -         -       -           -      (482,596)   (482,596)
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, December 31, 2002         -         -    9,495,700      9,496         -       -     547,304    (1,046,480)   (489,680)

Issuances of common stock, sold     -         -      190,277        190         -       -      48,384             -      48,574

Issuances of common stock,
 for services                       -         -      476,080        476   140,000     140     191,441             -     192,057

Issuances of common stock,
 for compensation                   -         -       83,000         83 1,104,531   1,104     264,940             -     266,127

Issuances of common stock,
 for debt                           -         -            -          -   385,586     386      84,443             -      84,829

Options issued                      -         -            -          -         -       -     146,869             -     146,869

Net loss for year                   -         -            -          -         -       -           -      (378,360)   (378,360)
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, December 31, 2003         -         -   10,245,057   $ 10,245 1,630,117  $1,630  $1,283,381   $(1,424,840)  $(129,584)
                               ======    ======   ==========   ========  ========  ======  ==========   ===========   =========



    The accompanying notes are an integral part of these financial statements





                            DIAMOND POWERSPORTS, INC.
                            STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
================================================================================


                                                      2003               2002
                                                   ----------         ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

   Net Loss                                        $ (378,360)        $ (482,596)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation expense                              3,135              9,845
      Non-cash services and compensation expense      215,187            389,000
      Options  issued                                 146,869                  -
     (Increase) decrease in operating assets:
         Accounts receivable                          (16,591)             1,935
         Inventory                                    (57,714)           (30,565)
         Prepaid expenses                              (7,115)                 -
      Increase (decrease) in operating liabilities:
         Bank overdraft                                 5,622              1,094
         Interest accrued on note payable to bank       9,863             12,801
         Accrued compensation, shareholders           (16,700)            64,625
         Accounts payable and accrued expenses         82,045             55,170
                                                   ----------         ----------

         NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                         (13,759)            21,309
                                                   ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES :
------------------------------------

   Purchase of property and equipment                 (20,180)                 -
                                                   ----------         ----------
         NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                         (20,180)                 -
                                                   ----------         ----------


   The accompanying notes are an integral part of these financial statements.





                            DIAMOND POWERSPORTS, INC.
                            STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
================================================================================


                                                      2003               2002
                                                   ----------         ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------

   Proceeds (repayments) of shareholder
     loan payable                                  $   17,679         $  (40,333)
   Proceeds from sale of common stock                  48,574             19,150
   Repayments on bank line of credit                  (32,314)            (5,990)
                                                   ----------         ----------

         NET CASH PROVIDED BY (USED
         IN) FINANCING ACTIVITIES                      33,939            (27,173)
                                                   ----------         ----------

         NET INCREASE (DECREASE) IN
         CASH AND CASH EQUIVALENTS                 $      -0-         $   (5,864)
                                                   ----------         ----------

Cash and cash equivalents, beginning of year       $      -0-         $    5,864
                                                   ----------         ----------

         CASH AND CASH EQUIVALENTS,
         END OF YEAR                               $      -0-         $      -0-
                                                   ==========         ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
------------

   Cash paid for income taxes during the year      $      -0-         $      -0-
   Cash paid for interest during the year          $   17,740         $   29,134
   Non-cash investing and financing activities:
   Increase in note payable bank due to interest
     accrued                                       $    9,863         $   12,801
   Common stock issued in exchange
       for services                                $  192,057         $  389,000
   Common stock issued for compensation            $   23,130         $      -0-
   Conversion of accrued compensation and debt
     Into common stock by officer                  $  327,826         $      -0-
   Options  issued                                 $  146,869         $      -0-
   Decrease in note payable bank due to repossessed
     transportation equipment at book value        $      -0-         $   44,254
   Issuance of common stock as satisfaction of
     convertible debt, related party               $      -0-         $   17,500



The accompanying notes are an integral part of these financial statements.


                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
================================================================================

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

Business  Activity  -  Diamond  Powersports,  Inc. (the "Company") was organized
------------------
under the laws of the State of Florida on May 13, 1992 to manufacture and distribute motorcycle parts and accessories to dealers and retail customers worldwide. Manufacturing operations are conducted in Fort Lauderdale, Florida.

Cash  and  Cash  Equivalents - For purposes of the Statements of Cash Flows, the
----------------------------
Company considers liquid investments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2003 or 2002.

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

Accounts  Receivable  - The Company extends unsecured credit to its customers in
--------------------
the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has been established for estimated uncollectible accounts in the amount of $5,000. Bad debt expense is $2,000 for 2003 and $3,000 for 2002.

Inventory - Inventory, consisting of motorcycle parts and accessories, is valued
---------
at  the  lower  of  cost  or market using the first-in, first-out (FIFO) method.

Property and Equipment - Property and equipment are recorded at cost and include
----------------------
expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of property and equipment is calculated over the management prescribed recovery periods, which range from 5 years for equipment to 10 years for transportation equipment. Depreciation expense is $3,135 for 2003 and $9,845 for 2002.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as a gain or loss.

Revenue  Recognition-  Revenue  is  recognized  when  goods are shipped provided
--------------------
collection of the resulting receivable is probable. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated. Further, no revenue is recognized unless collection of the applicable consideration is probable.


                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
================================================================================

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

Long-Lived  Assets -The Company evaluates the recoverability of its property and
------------------
equipment and other assets in accordance with Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144"). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the statement for the year ending
December  31,  2002.  No  impairments  were  recognized  during  the years ended
December  31,  2002  and  2003.

Income  Taxes
-------------
The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on defer tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Advertising Costs - Advertising costs are expensed as incurred. The Company does
-----------------
not incur any direct-response advertising costs. Advertising expense is $30,492 for 2003 and $7,749 for 2002.

Earnings  (Loss)  per  share
----------------------------
Basic earnings (loss) per share exclude dilution and are computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the periods.

Diluted earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.


                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
================================================================================

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

Recent  Accounting  Pronouncements
----------------------------------
In April of 2002, Statement of Financial Accounting Standards (SFAS) No. 145 was issued, which rescinded SFAS Statements No. 4, 44 and 64, amended No. 13 and contained technical corrections. As a result of SFAS 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company does not expect SFAS No. 145 to have a material effect on its financial condition or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" effective for exit or disposal activities initiated after December 31, 2002. The standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force No. 94-3. SFAS No. 146 essentially requires a liability to be recognized and measured initially at its fair value in the period in which the liability is incurred for a cost associated with an exit or disposal activity. The implementation of the pronouncement did not have a material effect on our financial condition and cash flows.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, ("FIN 46') "Consolidation of Variable Interest Entities" which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The implementation of the pronouncement did not have a material effect on our financial condition and cash flows.

In May 2003, the FASE issued Statement of Financial Accounting Standard ("SFAS") No. 150, 'Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity'. The SFAS No.150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The implementation of the pronouncement did not have a material effect on our financial condition and cash flows.


                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
================================================================================

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

Business  Segments
------------------
The Company operates in one segment and therefore segment disclosure is not presented.

NOTE  B  -  GOING  CONCERN
--------------------------

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations, has negative working capital, has a stockholders' deficit and certain debt is in default that raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate the Company's capital deficiency, (2) refinance existing debt on existing assets, (3) lease larger facilities in order to manufacture certain products thereby reducing costs and (4) market motorcycle accessories through significant, proven trade shows that produce individual orders in excess of $75,000.

NOTE  C  -  INVENTORIES
-----------------------

Inventories  consisted  of  the  following  at  December  31,  2003:

        Raw  materials             $       47,172
        Work-in-process                     5,400
        Finished  goods                    62,707
                                   --------------

                                   $      115,279
                                   ==============

NOTE  C  -  NOTE  PAYABLE  TO  BANK

In 2003, the note payable to Bank, that was originally collateralized by certain transportation equipment and guaranteed by one of the Company's officers, was transferred to the Officer. During 2002, the loan went into default whereby the bank repossessed the equipment. The amount transferred to the Officer in 2003 was $64,381 in exchange for common stock of the Company.

NOTE  D  -  BANK  LINE  OF  CREDIT
----------------------------------

At December 31, 2003, the Company's bank line of credit in the amount of $32,314 is reclassified as short-term credit card debt, and included in accounts payable. A separate line of credit was guaranteed by one of the Officers of the Company, and in 2003, the balance of the line of credit of $20,448 was transferred to the Officer in exchange for common stock of the Company.


                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
================================================================================

NOTE  E  -  OPERATING  LEASE
----------------------------

As of December 31, 2003, the Company has one long-term non-cancelable operating lease for warehouse and office space. The lease expires in September 2008. The amount charged to rent expense is $41,231 in 2003 and $20,776 in 2002. Minimum future lease payments under this lease as of December 31, 2003 are as follows:


YEAR  ENDING  DECEMBER  31,                               AMOUNT
---------------------------                            ------------
            2004                                       $     41,280
            2005                                             43,344
            2006                                             45,511
            2007                                             47,787
            2008                                             37,167
                                                       ------------

Total  minimum  future  lease  payments                $    215,089
                                                       ============

NOTE  F  -  EQUITY
------------------

On December 19, 2003, the Company adopted a non-qualified stock compensation plan to register 500,000 shares of common stock and 250,000 options to purchase shares the common stock at $.30 per share for a total registration and issuance of 750,000 shares of common stock. The 500,000 shares were issued, 480,000 shares in January 2004 for compensation to employees and 20,000 shares in January 2004 to an independent consultant.

During the year ended December 31, 2002, the Company issued a total of 886,300 shares of its common stock. The conversion of convertible debt (see Note H) accounted for the issuance of 70,000 shares. The remaining 816,300 shares were issued as follows:

1. Services rendered by an independent consultant in exchange for 400,000 shares. Consulting expenses of $200,000 was charged as the fair value.

2. Services rendered by a public relations company in exchange for 350,000 shares. Consulting expenses of $175,000 was charged as the fair value.

3. During 2002, the Company issued 66,300 shares to several unrelated investors under Regulation D private placement offerings. The proceeds were $19,150 in cash and $14,000 in consulting services.


                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
================================================================================

NOTE  F  -  EQUITY  (CONTINUED)
-------------------------------

During the year ended December 31, 2003, the Company issued a total of 749,357 shares and approved the issuance of 1,630,117 shares of its common stock for a total of 2,379,474 shares as follows:

1. In June, August and December, 2003, bonus and compensation shares were issued to employees, 83,000 shares. Compensation expense of $ 23,130 was charged as the fair value.

2. Services rendered by an independent consultant in exchange for 60,000 shares. Consulting expenses of $18,000 was charged as fair value for 2003 services.

3. During 2003, the Company issued 291,157 shares to several unrelated investors under private placement offering. The proceeds were $27,000 in cash and $67,057 in consulting services.

4. On November 3, 2003, as amended on March 3, 2004, the Company entered into a consulting agreement to promote the Company in the investment community. The term of the agreement was initially for six months with an option to extend but was amended for the Company to have the right to terminate the contract after the first three months of the contract extension after the initial contract expires. The consultant shall be entitled to receive $25,000 cash per month, with adjustments (after the initial month of the agreement at $40,000), or the equivalent in free trading stock. Based upon the terms of the agreement, the Company issued 247,780 shares in 2003 having a fair value of $ 65,000 for consulting services.

     The consultant also has the option to purchase $240,000 worth of free trading options at 30% discount to market, up to a maximum of 799,999 shares and at a floor price of $.30 per share. The consultant exercised some of its purchase option in 2003 and the Company received $21,574 for 67,420 shares sold, $.32 per share. The fair value of the options aggregating $146,869, was estimated on the grant date using the Black-Scholes option pricing method as required under SFAS No, 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 166%, risk-free interest rate 0.93%, expected term, 6 months. The $146,869 was charged to consulting expense at the grant date.

5. On September 30, 2003, the Company's chief executive officer and corporate secretary agreed to take and accept as payment 1,104,531 common shares for their accumulated accrued compensation through December 31, 2002 and amounted to $242,997 on September 30, 2003. In addition, on that date, they agreed to take a bank note payable and line of credit amounting to $84,829 that are personally guaranteed in exchange for 385,586 shares. These shares were issued January 20, 2004.


                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
================================================================================

NOTE  F  -  EQUITY  (CONTINUED)
-------------------------------

6. Services rendered by an independent consultant in exchange for 140,000 shares. Consulting expense of $42,000 was charged as fair value for 2003. These shares are to be issued in 2004.

NOTE  G  -  INCOME  TAXES
-------------------------

The Company has approximately $162,500 of federal and state net operating losses that expire in various years through the year 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company's deferred tax asset at December 31, 2003 consists of net operating loss carry forwards calculated using federal and state effective tax rates. Because of the Company's lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $12,000 and $39,500 for the years ended December 31, 2003 and 2002, respectively.

The  Company's  net  deferred  tax  asset as of December 31, 2003 is as follows:

     Net operating loss carryforwards          $     162,500
     Valuation allowance                            (162,500)
                                               -------------

     Net deferred tax asset                    $          --
                                               =============

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2003 and 2002 is as follows:

                                                           2003          2002
                                                           ----          ----
     Income tax computed at the federal statutory rate      34%           34%
     State income taxes, net of federal tax benefit          4%            4%
                                                           ----          ----
Valuation allowance                                        (38%)         (38%)
                                                           ----          ----
Total deferred tax asset                                     0%            0%
                                                           ====          ====


                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
================================================================================

NOTE  H  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

On November 1, 1999, the Company entered into annual renewable employment agreements with its chief executive officer and president and its corporate secretary. The agreements provide for compensation to these two individuals beginning in 2000 with 10% annual increases at the combined annual rate of $100,000, $110,000 and $121,000 respectively. At December 31, 2002, $259,697 remained unpaid and was recorded as accrued compensation, shareholders. This accrued compensation was paid in common stock on September 30, 2003, See Note F. The agreements provide for bonus arrangements on profit and other normal benefits. The officers waived a part of their compensation for 2003.

The Company has a shareholder loan payable to these two individuals. The loan bears interest at 7%, is due on demand and at December 31, 2003, the balance, including accrued interest, is $38,430.

Two officers of the Company are guarantors of certain credit card debts of the Company.

In 1999, the Company entered into an unsecured convertible loan from a related party investor bearing interest at 8% and due on demand. At December 31, 2001 the balance due to the investor, including accrued interest, was $17,500. The Company converted the note into 70,000 shares of common stock of the Company in 2002.

NOTE  I  -  SUBSEQUENT  EVENTS
------------------------------

In January 2004, the Company issued 380,000 shares of common stock to officers for compensation, 100,000 shares to an employee for compensation and 20,000 shares to an independent consultant for services.

In January 2004, the Company issued 23,000 shares of common stock to Members of the Board for attending Company board meetings.

On January 28, 2004 the Company registered 3,045,450 shares of common stock. The Company is offering for sale 2,000,000 shares at an initial offering price of $.50 per share and 1,045,450 shares are being offered by selling security holders. The consultant, as discussed in Note F 4, received 1,000,000 shares for investor and public relations services. An independent consultant received 45,450 shares for services rendered for assistance in preparing this registration statement.

In February 2004, an employee exercised an option to purchase 48,000 shares of Company common stock for $.30 per share.

On March 3, 2004, the Company agreed to provide the consultant (see Note F 4) an additional option to purchase 500,000 free trading shares at $.50 per share.


ITEM 8. CHANGES WITH AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS  AND  PROCEDURES

Quarterly  Evaluation  of  Controls

     As of the end of the period covered by this annual report on Form 10-KSB, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Pierre Elliott ("CEO"). Pierre Elliott is also acting Chief Financial Officer. In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO  and  CFO  Certifications

     Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure  Controls  and  Internal  Controls

     Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations  on  the  Effectiveness  of  Controls

     Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope  of  the  Evaluation

     The  CEO  and  CFO's  evaluation  of  our  Disclosure Controls and Internal
Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

     Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

     Based upon the Evaluation, the Company's CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

NAME                    AGE          POSITION
----                    ---          --------
Pierre  Elliott          42          President and CEO for Diamond Powersports;
                                     Director

Lisa  Elliott            40          Controller;  Director

Alan  Lichtman           29          Operations  Manager;  Director

Margaret  Hurley         45          Director

David A. Lewis, PH.D     49          Director


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

Promoters.

     We have engaged Big Apple Consulting USA, Inc. for investor relations and public relations services for our Company. Our engagement with them provides that they will profile our Company to the investment community via telephone conference calls and internet news dissemination. We have paid Big Apple Consulting USA, Inc. 1,000,000 shares of our common stock for their services. A copy of our agreement with Big Apple Consulting USA, Inc. is attached as an exhibit to this registration statement.

Audit  Committee  Financial  Expert

     The Company does not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of the financial statements of the Company. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, the Company's Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that the Company does not currently have a person that qualifies as such an expert. The Company has had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on the Company's Board, and the Company is not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but the Company intends to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of the Company's directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, the Company believes that its current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code  of  Ethics

     The Company is presently working with its legal counsel to prepare and adopt a code of ethics that applies to the Company's principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of
                                                      ------------
Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
- Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer
-    Compliance  with  applicable  governmental  laws,  rules  and  regulations
- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
-    Accountability  for  adherence  to  the  code

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

     Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2003. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company's common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10.  EXECUTIVE  COMPENSATION

Summary  Compensation  Table

No compensation in excess of $150,000 was awarded to, earned by, or paid to any executive officer of Diamond Powersports during the years 2003, 2002 and 2001. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Pierre Elliott and Lisa Elliott, Diamond Powersports' chief executive officer and secretary for the past three years.




                                   Summary Compensation Table
                                   --------------------------

                     Annual Compensation               Awards                   Payouts
                  --------------------------   ----------------------    ----------------------
Name and                        Other Annual   Restricted  Securities    LTIP      All Other
Principal  Year   Salary  Bonus Compensation   Stock Award Underlying    Payouts   Compensation
Position            ($)    ($)       ($)       (s) ($)     Options(#)    ($)       ($)
                                                           SARs (#)
---------- ----  -------  ----- ------------   ----------- ----------    -------   ------------

Pierre     2003  110,000      -            -   $98,000 (1)          -          -              -
Elliott    2002  100,000      -            -         -              -          -              -
CEO        2001   91,000      -            -         -              -          -              -


Lisa       2003   59,290      -            -         -              -          -              -
Elliott    2002   38,500      -            -         -              -          -              -
Secretary  2001   35,000      -            -         -              -          -              -




     Diamond Powersports has entered into an employment agreement with Pierre Elliott. Pursuant to the agreement, Mr. Elliott serves as President, Director and General Manager for a term of 1 year, ending on December 31, 2004. Mr. Elliott shall receive an annualized base salary of $121,000 and is entitled to an incentive bonus of .5% of the gross profits. Mr. Elliott is also entitled to receive 200,000 shares of restricted common stock for 2004.

     Diamond Powersports has also entered into an employment agreement with Lisa Elliott for a term of 1 year, ending on December 31, 2004. Pursuant to the agreement, Mrs. Elliott serves as Secretary, Controller and Director. Mrs. Elliott shall receive an annualized salary of $65,219, payable in installments according to the Employer's regular payroll schedule. Mrs. Elliott is also entitled to an incentive bonus of .5% of the gross profits. Mrs. Elliott is also entitled to receive 200,000 shares of restricted common stock for 2004.

     Both agreements provide for reimbursement of Diamond Powersports' expenses and may be terminated with 30 days written notice by the employee. The agreements carry a two-year non-competition agreement from the time of termination.

(1) Includes 380,000 shares of common stock issued under our non-qualified 2003 compensatory plan (see below).

COMPENSATION  OF  DIRECTORSCOMPENSATION  OF  DIRECTORS

     In 2001, Diamond Powersports committed itself to compensate each of its Board of Directors with 2,000 shares of its common stock per annum. Board members typically meet on a bi-monthly basis.
2003  NON-QUALIFIED  STOCK  COMPENSATION  PLAN

     The following table sets forth information about our 2003 Non-Qualified Stock Compensation Plan adopted by our Board of Directors on December 19, 2003 and filed with the Commission as Exhibit 10.1 to our Registration Statement on Form S-8 on December 22, 2003.

Shares  remaining        Shares  issuable  upon       Weighted  average exercise
available                exercise of options to be    price  of  outstanding
for future issuance      granted  in  the  future     options
-------------------      -------------------------    --------------------------

      -0-                          250,000                      none

-------------------      -------------------------    --------------------------

     Pursuant to the 2003 plan, we registered 500,000 shares of common stock and 250,000 options to purchase shares of common stock at $.27 per share, for a total registration for issuance of 750,000 shares of common stock. The Compensation Committee of the Board of Directors will issue common stock and award options to employees, directors, officers, consultants, advisors and other persons associated with our company. The 2003 plan is intended to provide a method whereby our company may be stimulated by the personal involvement of our employees, directors, officers, consultants, advisors and other persons in our business and reward such involvement, thereby advancing the interests of our company and all of its shareholders. A copy of the 2003 plan has been filed as an exhibit to this registration statement.

     As of the date of this report, a total of 500,000 shares of common stock and 48,000 options have been issued pursuant to our 2003 Non-Qualified Stock Compensation Plan. Of this amount 480,000 were issued to our management and 20,000 were issued to a consultant.

ITEM 11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth certain information concerning the ownership of Diamond Powersports' Common Stock as of December 31, 2003, with respect to:
(i) each person known to Diamond Powersports to be the beneficial owner of more than five percent of Diamond Powersports' Common Stock, (ii) all directors; and
(iii) directors and executive officers of Diamond Powersports as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 5, 2004, there were 14,264,092 shares of common stock outstanding. As of April 5, 2004, there were no preferred shares outstanding.


Beneficial  Owners  of  5%  or  more  of  our  Common  Stock

     (1)                  (2)                     (3)                     (4)
Title of Class     Name and Address of     Amount and Nature of     Percent of class
                   Beneficial Owner(s)     Beneficial Ownership
-----------------  -------------------     --------------------     ----------------

Common Stock       Pierre Elliott               10,708,735  (1)           75.1%
($.001 par value)  Lisa Elliott
                   5150 NW 109th Ave.,
                   Suite 4
                   Sunrise, FL 33351



     The following table sets forth the number of shares owned beneficially on April 5, 2004, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.


Ownership  of  Directors  and  Officers


     (1)                  (2)                     (3)                     (4)
Title of Class     Name and Address of     Amount and Nature of     Percent of class
                   Beneficial Owner(s)     Beneficial Ownership
-----------------  -------------------     --------------------     ----------------

Common Stock       Pierre Elliott               10,708,735  (1)           75.1%
($.001 par value)  Lisa Elliott
                   5150 NW 109th Ave.,
                   Suite 4
                   Sunrise, FL 33351

Common Stock       Alan Lichtman, Director          34,000                  **%
($.001 par value)  5150 NW 109th Ave.,
                   Suite 4
                   Sunrise, FL 33351

Common Stock       Margaret  Hurley                  4,000                  **%
($.001 par value)  5150 NW 109th Ave.,
                   Suite 4
                   Sunrise, FL 33351

Common Stock       Dr. David A. Lewis               54,000                  **%
($.001 par value)  5150 NW 109th Ave.,
                   Suite 4
                   Sunrise, FL 33351

Common Stock       All Directors &              10,800,735                75.1%
($.001 par value)  Officers
-----------------  -------------------     --------------------     ----------------



(1) Pierre and Lisa Elliott are the beneficial owners of the above securities and hold them as Joint Tenancy with Rights of Survivorship.

**   Less  than  1%

(a)  Changes  in  Control

The Company knows of no arrangements that may at a subsequent date result in a change of control in the Company.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     We had a shareholder loan payable to our President, Pierre Elliott at December 31, 2002 which bore interest at 8% and was due on demand. During the fourth quarter of 2003, we converted the loan into 80,000 shares of our common stock, which included accrued interest.

     We had an unsecured convertible loan from Rosemary Elliott, mother of our President, bearing interest at 8% per annum due on demand. At December 31, 2001, the balance due the investor was $17,500, which also included accrued interest. During the first quarter of 2002, we converted the note into 70,000 shares of our common stock.

     We had accrued but unpaid payroll obligations owing to the President and Secretary of Diamond Powersports as of September 30, 2003, in the amount of $16,711. The amounts were unsecured, bore interest at 8% and were due on demand. During the fourth quarter of 2003, we converted the accrued payroll into 70,000 shares of our common stock.

     In addition to the above issuances of common stock, we issued 1,340,110 shares of our common stock to Pierre and Lisa Elliott in exchange for them paying off the $77,481 related to an equipment loan for which we were in default to Bank of America.

ITEM 13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Financial  Statements
1. The following financial statements of Diamond Powersports, Inc. are included in Part II, Item 7:

Independent  Auditors'  Report                                  14
Balance  Sheet-December  31,  2003                           15-16
Statements  of  Operations  -  years  ended
     December  31,  2003  and  2002          .               17-18
Statements  of  Cash  Flows  -  years  ended
     December  31,  2003  and  2002       .                  19-20
Statements  of  Stockholders'  Equity  -  years  ended
     December  31,  2003  and  2002                             21
Notes  to  Financial  Statements                             22-28

2.   Exhibits
     3. Articles of incorporation, bylaws and related amendments are incorporated by reference to Exhibit No. 1 of Form 10-SB filed November 1999.
     14.1.  Code  of  Ethics
     31.1.  Rule  13a-14(a)/15d-14(a)  Certifications of Chief Executive Officer
     31.2.  Rule  13a-14(a)/15d-14(a)  Certifications of Chief Financial Officer
     32.1.  Section  1350  Certifications  of  Chief  Executive  Officer
     32.1.  Section  1350  Certifications  of  Chief  Financial  Officer

(b)  Reports  on  Form  8-K

There  were no reports on Form 8-K for the three months ended December 31, 2003.

ITEM 14.  CONTROLS  AND  PROCEDURES

FEES  BILLED  FOR  AUDIT  AND  NON-AUDIT  SERVICES

     The following table represents the aggregate fees billed for professional audit services rendered to Perrella & Associates, P.A., our current independent auditor ("Perrella") for the audit of the Company's annual financial statements for the years ended December 31, 2003.


Year Ended December 31                      2003
----------------------                  ------------

Audit  Fees  (1)                        $ 15,000 (2)
Audit-Related  Fees  (3)                      --
Tax  Fees  (4)                                --
All  Other  Fees  (5)                         --

Total Accounting Fees and Services      $ 15,000


___________
(1) Audit Fees. These are fees for professional services for the audit of the Company's annual financial statements, and for the review of the financial statements included in the Company's filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.
(2) The amounts shown for Perrella in 2003 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2002, and (ii) the review of the financial statements included in the Company's filings on Form 10-QSB for the first, second and third quarters of 2003.
(3) Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.
(4) Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.
(5) All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

PRE-APPROVAL  POLICY  FOR  AUDIT  AND  NON-AUDIT  SERVICES

     The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by Perrella & Associates after December 2003 were pre-approved by the Board of Directors of the Company.

     The Company is presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of the Company's accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that the Company's new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.


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


                                         DIAMOND  POWERSPORTS,  INC
                                         --------------------------
                                        (Registrant)


                                         /s/  Pierre  Elliott
                                         --------------------
Date:  April  14,  2004                  Pierre  Elliott
                                         Chief  Executive  Officer


/s/  Pierre  Elliott
--------------------
Pierre  Elliott
Chief  Executive  Officer
Director


/s/  Lisa  Elliott
------------------
Lisa  Elliott
Secretary,  Treasurer,
Director


/s/  David  Lewis
-----------------
David  Lewis
Director