Form 10KSB/A
period 2003-12-31
DIAMOND POWERSPORTS INC
filed 2004-04-15
CIK 1098865

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


Selected  financial  data
-------------------------
                                  Year  Ended  December 31
                                 --------------------------
                                    2003            2002
                                 ----------      ----------
Net  Sales                       $  888,047      $  585,197
Net  Loss                          (361,596)       (482,596)
Net Loss per Common  Share             (.04)           (.05)
Weighted Average Common           9,904,700       9,050,500
Shares Outstanding

                                    As  of  December  31,
                                 --------------------------
                                    2003            2002
                                 ----------      ----------
Total  Assets                    $  169,214      $   70,748
Working  Capital  Deficit          (157,798)       (493,733)
Shareholders'  Deficit             (129,584)       (489,680)


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

Expenses.

     Selling, general and administrative expenses for the years ended December 31, 2003 and 2002 were $785,223 and $631,944, respectively, an increase of $153,279. The increase in expenses was primarily attributable to expensing of options issued in 2003, stock grants at discounts of the closing bid price, minimal fixed cost increases incurred in our new warehouse factory and the addition of part-time labor.

     Our other selling, general and administrative expenses remained either fixed or relatively constant during 2003.

     We expect increases in expenses through the year 2004 as we move towards developing our business plan. We expect the increase to be primarily in sales related expenses such as advertising and salespersons' salaries.

Income/  Losses.

     Net loss for the year ended December 31, 2003 was $361,596 versus $482,596 in 2002, a decrease of $121,000. The decrease was primarily attributable to an increase in sales and decrease on total expenses for the period. We expect to continue to incur losses at least through the first half of the year 2004. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact  of  Inflation.

     We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity  and  Capital  Resources.

     Cash flows used in operating activities were $13,759 for the year ended December 31, 2003 versus cash provided by operating activities of $21,309 in 2002. Cash flows for 2003 were primarily from the issuances of common stock for services and an increase in accounts payable and accrued expenses of $215,187 and $65,345, respectively, partially offset by the net loss for the period of $361,596. Cash flows for 2002 were primarily from the issuances of common stock for services and an increase in accounts payable and accrued expenses of $389,000 and $64,625, respectively, partially offset by the net loss for the period of $482,596.

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
                                                                  --------------

STOCKHOLDERS' DEFICIT
---------------------
   Preferred stock (no par value, 5,000,000 shares
     authorized; none issued and outstanding)                                -0-
   Common Stock ($.001 par value; 100,000,000 shares
     authorized; 10,245,057 shares issued and outstanding)                10,245
   Common stock to be delivered ($.001 par value; 1,630,117
     common shares)                                                        1,630
   Paid-in-Capital                                                     1,266,617
   Accumulated Deficit                                                (1,408,076)
                                                                  --------------


      TOTAL  STOCKHOLDERS'  DEFICIT                                     (129,584)
                                                                  --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $      169,214
                                                                  ==============



   The accompanying notes are an integral part of these financial statements.




                            DIAMOND POWERSPORTS, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
================================================================================


                                                      2003               2002
                                                   ----------         ----------

REVENUE
-------
   Net sales                                       $  888,047         $  585,197
   Cost of goods sold                                (446,680)          (406,715)
                                                   ----------         ----------
      GROSS PROFIT                                    441,367            178,482

EXPENSES
--------
   Consulting                                         319,962            377,080
   Payroll expenses                                   243,297            137,687
   Total selling, general and administrative          221,964            117,177
                                                   ----------         ----------
      Selling, general and administrative             785,223            631,944

      OPERATING INCOME (LOSS)                        (343,856)          (453,462)


OTHER EXPENSE
-------------
   Interest expense                                    17,740             29,134
                                                   ----------         ----------

      NET LOSS                                     $ (361,596)        $ (482,596)
                                                   ==========         ==========

Basic and fully diluted net loss per common share  $     (.04)        $     (.05)
                                                   ==========         ==========

Weighted average common shares                      9,904,700          9,050,500




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

                                                                         Common  Stock to
                               Preferred Stock,       Common Stock,        be Delivered,
                                    no Par             $0.001 Par           $0.001 Par
                               ----------------   ---------------------  ----------------  Additional
                                  Number of            Number of          Number of        Paid-in      Accumulated
                               Shares    Amount     Shares      Amount    Shares   Amount  Capital      Deficit        Totals
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, January 1, 2002           -    $    -    8,609,400   $  8,609         -  $    -  $  122,541   $  (563,884)  $(432,734)

Issuances of common stock, sold     -         -       38,300         38         -       -      19,111             -      19,149

Issuances of common stock,
 for services                       -         -      778,000        778         -       -     388,222             -     389,000

Conversion of convertible debt      -         -       70,000         70         -       -      17,430             -      17,500

Net loss for year                   -         -            -          -         -       -           -      (482,596)   (482,596)
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, December 31, 2002         -         -    9,495,700      9,496         -       -     547,304    (1,046,480)   (489,680)

Issuances of common stock, sold     -         -      190,277        190         -       -      48,384             -      48,574

Issuances of common stock,
 for services                       -         -      476,080        476   140,000     140     191,441             -     192,057

Issuances of common stock,
 for compensation                   -         -       83,000         83 1,104,531   1,104     264,940             -     266,127

Issuances of common stock,
 for debt                           -         -            -          -   385,586     386      84,443             -      84,829

Options issued                      -         -            -          -         -       -     130,105            -      130,105

Net loss for year                   -         -            -          -         -       -           -      (361,596)   (361,596)
                               ------    ------   ----------   --------  --------  ------  ----------   -----------   ---------

Balances, December 31, 2003         -         -   10,245,057   $ 10,245 1,630,117  $1,630  $1,266,617   $(1,408,076)  $(129,584)
                               ======    ======   ==========   ========  ========  ======  ==========   ===========   =========



    The accompanying notes are an integral part of these financial statements





                            DIAMOND POWERSPORTS, INC.
                            STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002
================================================================================


                                                      2003               2002
                                                   ----------         ----------


CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------

   Net Loss                                        $ (361,596)        $ (482,596)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation expense                              3,135              9,845
      Non-cash services and compensation expense      215,187            389,000
      Options  issued                                 130,105                  -
     (Increase) decrease in operating assets:
         Accounts receivable                          (16,591)             1,935
         Inventory                                    (57,714)           (30,565)
         Prepaid expenses                              (7,115)                 -
      Increase (decrease) in operating liabilities:
         Bank overdraft                                 5,622              1,094
         Interest accrued on note payable to bank       9,863             12,801
         Accrued compensation, shareholders           (16,700)            64,625
         Accounts payable and accrued expenses         82,045             55,170
                                                   ----------         ----------

         NET CASH PROVIDED BY (USED IN)
         OPERATING ACTIVITIES                         (13,759)            21,309
                                                   ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES :
------------------------------------

   Purchase of property and equipment                 (20,180)                 -
                                                   ----------         ----------
         NET CASH PROVIDED BY (USED IN)
         INVESTING ACTIVITIES                         (20,180)                 -
                                                   ----------         ----------


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

     The consultant also has the option to purchase $240,000 worth of free trading options at 30% discount to market, up to a maximum of 799,999 shares and at a floor price of $.30 per share. The consultant exercised some of its purchase option in 2003 and the Company received $21,574 for 67,420 shares sold, $.32 per share. The fair value of the options aggregating $146,869, was estimated on the grant date using the Black-Scholes option pricing method as required under SFAS No, 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 166%, risk-free interest rate 0.93%, expected term, 6 months. The $130,105 was charged to consulting expense at the grant date.

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