Form 10QSB
period 2004-03-31
DIAMOND POWERSPORTS INC
filed 2004-05-17
CIK 1098865

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______


                            DIAMOND POWERSPORTS, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                      65-0419601
           -------                                      ----------
(State or other jurisdiction of                (IRS Employer identification No.)
incorporation or organization)


                 5150 N.W. 109th Avenue, Sunrise, Florida 33351
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (954) 749-8606
                                  -------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of May 14, 2004: 13,115,498

Number of shares of preferred stock outstanding as of May 14, 2004: none



                              INDEX TO FORM 10-QSB
                              --------------------

                                                                        Page No.
                                                                        --------
PART I
------

Item 1.  Financial Statements

     Balance Sheet -March 31, 2004                                           2-3

     Statements of Operations - Three Months Ended
     March 31, 2004 and 2003                                                   4

     Statements of Cash Flows - Three Months Ended
     March 31, 2004 and 2003                                                   5

     Notes to Financial Statements                                             6

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                          7-10

Item 3.  Quantitative and Qualitative Disclosures on Market Risk              10

Item 4.  Controls and Procedures                                              10

PART II
-------

Item 1.  Legal Proceedings                                                    11

Item 2.  Changes in Securities                                                11

Item 3.  Defaults Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                  11

Item 5.  Other Information                                                    11

Item 6.  Exhibits                                                             11




ITEM  1.
--------


                            DIAMOND POWERSPORTS, INC.
                                  BALANCE SHEET
                        AS OF MARCH, 31 2004 (UNUAUDITED)
=============================================================================


                                     ASSETS
                                     ------


CURRENT ASSETS:
---------------
   Cash and cash equivalents                                     $     13,753
   Accounts receivable, net                                            49,981
   Prepaid expenses                                                     6,711
   Inventory                                                          148,007
                                                                 ------------
      TOTAL CURRENT ASSETS                                            218,452

FIXED ASSETS
------------
   Furniture and fixtures                                              17,905
   Machinery and equipment                                             44,999
   Transportation equipment                                            18,000
   Accumulated depreciation                                           (59,952)
                                                                 ------------
      NET FIXED ASSETS                                                 20,952

OTHER ASSETS:
-------------
   Deposits and other assets                                            6,631
                                                                 ------------
      TOTAL OTHER ASSETS                                                6,631

      TOTAL ASSETS                                               $    246,035
                                                                 ============





                 See accompanying notes to financial statements





                            DIAMOND POWERSPORTS, INC.
                            BALANCE SHEET (CONTINUED)
                        AS OF MARCH 31, 2004 (UNAUDITED)
=============================================================================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
-------------------
   Accounts payable                                              $    186,013
   Accrued payroll and related liabilities                             15,678
   Shareholder loan payable                                            78,404
                                                                 ------------
      TOTAL CURRENT LIABILITIES                                       280,095
                                                                 ------------

STOCKHOLDERS' DEFICIT
----------------------
   Preferred stock (no par value, 5,000,000 shares
     authorized, no shares issued and outstanding)                          -
   Common stock ($.001 par value, 100,000,000 shares
     authorized; 13,115,498 issued and outstanding)                    13,115
   Additional paid in capital                                       1,620,962
   Accumlated deficit                                              (1,668,137)
                                                                 ------------
      TOTAL STOCKHOLDERS' DEFICIT                                     (34,060)
                                                                 ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $    246,035
                                                                 ============





                 See accompanying notes to financial statements





                            DIAMOND POWERSPORTS, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
=========================================================================

                                                 Three Months Ended March 31,
                                                      2004        2003
                                                   ----------  ----------


REVENUES:
---------
   Sales                                           $  263,481  $  175,860
   Cost of sales                                     (148,775)   (105,572)
                                                   ----------  ----------
      GROSS PROFIT                                    114,706      70,288

EXPENSES:
---------
   Common stock issued for services                   188,940           -
   Selling, general and administrative                191,439      64,398
                                                   ----------  ----------
      TOTAL EXPENSES                                  380,379      64,398
                                                   ----------  ----------

      OPERATING INCOME (LOSS)                      $ (265,673) $    5,890

OTHER (EXPENSE):
----------------
   Interest expense                                    (1,037)     (5,774)
                                                   ----------  ----------

      NET (LOSS)                                   $ (266,710) $      116
                                                   ==========  ==========

   Net (loss) per share -
     basic and fully diluted                       $    (0.02) $       **
                                                   ==========  ==========
   Weighted average shares*                        12,557,000   9,497,720
                                                   ==========  ==========



* Less than $.01




                 See accompanying notes to financial statements




                            DIAMOND POWERSPORTS, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
=========================================================================

                                                      2004        2003
                                                   ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
   Net income (loss)                               $ (266,710) $      116
   Adjustments to reconcile net income (loss)
   to net used in operating activities:
      Depreciation                                        752         700
      Common stock issued for services                188,940           -
     (Increase) decrease in operating assets:
         Accounts receivable                          (24,260)    (31,211)
         Inventory                                    (32,728)     11,941
         Prepaid expenses                                   -           -
         Deposits and other assets                     (5,927)          -
      Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses          8,718     (82,895)
         Bank overdraft                                (6,716)     (1,094)
                                                   ----------  ----------
         NET CASH USED IN OPERATING ACTIVITIES       (137,931)   (102,443)
                                                   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
------------------------------------
   Purchases of fixed assets                             (935)          -
                                                   ----------  ----------
         NET CASH USED IN INVESTING ACTIVITIES           (935)          -
                                                   ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
------------------------------------
   Increase in shareholder loan payable                39,974           -
   Sale of common stock                               112,645           -
   Proceeds from note payable to bank                       -      51,300
   Proceeds from bank line of credit                        -      57,916
   Repayments on bank line of credit                        -      (2,500)
                                                   ----------  ----------
         NET CASH PROVIDED BY FINANCING
         ACTIVITIES                                   152,619     106,716
                                                   ----------  ----------

         NET INCREASE IN CASH AND CASH EQUIVALENTS     13,753       4,273
                                                   ----------  ----------

CASH AND CASH EQUIVALENTS,
   BEGINNING OF THE PERIOD                                  -           -
                                                   ----------  ----------

   END OF THE PERIOD                               $   13,753  $    4,273
                                                   ==========  ==========

SUPPLEMENTARY CASH FLOW INFORMATION OF
NON-CASH INVESTING AND FINANCING:
--------------------------------------
   Conversion of accounts payable into
     common stock                                  $   42,000  $        -
                                                   ==========  ==========
   Common stock issued for services                $  188,940  $        -
                                                   ==========  ==========
   Cash paid for interest                          $    1,112  $        -
                                                   ==========  ==========



                 See accompanying notes to financial statements





                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2004 (UNAUDITED)
================================================================================

NOTE  1  -  BASIS  OF  PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2003 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

     In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2004, the results of operations for the three month periods ended March 31, 2004 and 2003, and cash flows for the three months ended March 31, 2004 and 2003. The results for the period ended March 31, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

NOTE  2  -  GOING  CONCERN  CONSIDERATION

     The Company has suffered recurring losses, has negative cash flows from operations of $137,931 and has an accumulated deficit of $1,668,137 at March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products additional distribution channels. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE  3  -  COMMON  STOCK  ISSUANCES

     During the quarter ended March 31, 2004, the Company issued 263,000 shares of common stock for $112,645. The stock was issued at prices ranging from $.138 to $.50.

     Also during the quarter, the Company issued 1,042,431 shares of common stock for services rendered. The stock was valued at the market price on the date of issuance yielding an aggregate value of $188,940. These expenses are included in the accompanying financial statements. The services rendered included corporate consulting, professional services and employment related services.

     Also during the quarter, the Company issued 140,000 shares of common stock as payment for an aged accounts payable. The payable was for services rendered by Greentree Financial Group, Inc. on or about January 2002 and was for $42,000.

NOTE  4  -  STOCKHOLDER  LOAN  PAYABLE

     During the quarter ended March 31, 2004, we received $39,974 in proceeds from a loan from our President and majority stockholder, Mr. Pierre Elliott. The loan is unsecured, due on demand and bears interest at 6% per annum. The loan is not evidenced by a promissory note but rather is an oral agreement between Mr. Elliott and the Company. The loan was used to fund our working capital.

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

Overview
--------

     Our operations primarily involve motorcycle accessory and apparel manufacturing and distributing, specializing in affordable brand name and after-market products. Through our emphasis on budget pricing and high quality products, we have developed a market in the motorcycle accessory and apparel industry. We currently operate one office that is maintained by a management team of three individuals. The present geographic area we operate includes primarily the Unites States and the Caribbean islands.

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

RESULTS  OF  OPERATIONS
-----------------------

Net  Income  (Loss)

     The Company had a net loss of $266,710, ($.02) per common share, for the three months ended March 31, 2004, versus a net income of $116, or less than $.01 per common share for the same period ended March 31, 2003. The change in net loss was primarily due to an increase in selling, general and administrative expenses in 2003 of $315,981. The primary cause of the increase was $188,940 in non-cash expenses in connection with common stock issued for services. The shares were issued for professional and consulting expenses and were valued at the quoted market price on the date of issuance.

Sales

     Revenues increased $87,621 or 50% to $263,481 for the three months ended March 31, 2004 as compared with $175,860 for the three months ended March 31, 2003. These increases were primarily due attributable to market penetration for our newer parts as well as a growing awareness of our products in the first quarter of 2004 compared to 2003. In addition, beginning last year, the Company began focusing on distributing more of its own line of products and less of other manufacturers' products. Average selling prices remained fairly constant and gross margins improved over the comparable period in 2003 due to several new product offerings.

Product  sales  consisted  primarily  of  the  following:

-    Oil  pans                Flame  Sliders       License  Plate  Brackets
-    Air  shifters            Kickstands           Tires
-    Block  mirror  plate     Ignitions            Transmission and clutch parts
-    Chains                   Piston  kits         Heel  Guards
-    Lowering  links          Race engine valves
-    Exhaust  systems         RPM  limiters
-    Frame  sliders           Sprockets

     All revenues were from unrelated third parties and were made to retail consumers and wholesale buyers.

Cost  of  Goods  Sold

     The cost of goods sold includes the cost of parts and accessories plus other direct costs. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of products sold. The decrease in cost of sales as a percentage of sales for the 2004 period was primarily attributable to sales of products that are manufactured at our location that maintain higher margins than products that we wholesale distribute.

     The cost of goods sold for the three months ended March 31, 2004 was $148,775 versus $105,572 for the same period in 2003. Cost of sales as a percentage of sales for both years ranged from 56% to 60%, respectively.

Expenses

     Selling, General, and Administrative expenses for the three months ended March 31, 2004 increased $315,981 to $380,379. In comparison with the three month period ended March 31, 2003, payroll increased approximately $40,000 due to additional employees being added as compared to the 2003 period. We also had $188,940 in non-cash expenses in connection with common stock issued for services. The shares were issued for professional and consulting expenses and were valued at the quoted market price on the date of issuance.

Liquidity  and  Capital  Resources

     On March 31, 2004, we had cash of $13,753 and a negative working capital of $61,643. This compares with cash of $4,273 and a negative working capital of $367,981 at March 31, 2003. We believe our working capital deficit will improve each quarter as we reducing our accounts payable and accrued expenses while increasing certain current assets such as inventory.

     Net cash used in operating activities was $137,931 for the three months ended March 31, 2004 as compared with net cash used in operating activities of $102,443 for the same period ended March 31, 2003. The increase in cash used in operating activities was primarily attributable to our net loss for the period and increases in our accounts receivable and inventory of $24,260 and $32,728, respectively. These amounts were partially offset by $188,940 in common stock issued for services during the period.

     Net cash provided by financing activities totaled $152,619 for the three months ended March 31, 2004 as compared with net cash provided by financing activities of $106,716 for the three months ended March 31, 2003. The increase in net cash provided by financing activities during the 2003 period was primarily attributable to $112,645 in proceeds from sales of common stock and $39,974 in proceeds from a loan from our President and majority shareholder, Mr. Pierre Elliott.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET
--------

RISK

     We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM  4.  CONTROLS  AND  PROCEDURES
--------

(a) On March 31, 2004, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

     31.1 CEO  Certification  Pursuant  to  Section  302
     31.2 CFO  Certification  Pursuant  to  Section  302
     32.1 CEO  &  CFO  Certification  Pursuant  to  Section  906


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DIAMOND POWERSPORTS, INC.
                                       (Registrant)


                                        /S/ Lisa Elliott
Date:  May 14, 2004                     ----------------
                                        Lisa Elliott
                                        Chief  Financial  Officer



                                        /S/ Pierre Elliott
Date:  May 14, 2004                     ------------------
                                        Pierre Elliott
                                        Chief Executive Officer