Form 10QSB
period 2004-06-30
DIAMOND POWERSPORTS INC
filed 2004-08-18
CIK 1098865

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
August  16,  2004:  13,634,217

Number of shares of preferred stock outstanding as of August 16, 2004: none


                              INDEX TO FORM 10-QSB
                              --------------------

                                                                       Page  No.
                                                                       ---------
PART  I
-------

Item  1.  Financial  Statements  (Unaudited)

          Balance  Sheet  -June 30, 2004 (Unaudited)                         2-3

          Statements of Operations - Three and Six Months Ended
          June  30,  2004  and  2003  (Unaudited)                              4

          Statements of Cash Flows - Six Months Ended
          June  30,  2004  and  2003  (Unaudited)                              5

          Notes  to  Financial  Statements  (Unaudited)                        6

Item  2.  Management's  Discussion  and  Analysis  of
          Financial  Condition  And  Results  of  Operations                7-10

Item  3.  Quantitative  and  Qualitative  Disclosures  on  Market  Risk       10

Item  4.  Controls  and  Procedures                                           10

PART  II
--------

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
--------



                            DIAMOND POWERSPORTS, INC.
                                  BALANCE SHEET
                        AS OF JUNE, 30 2004 (UNUAUDITED)
==============================================================================

                                     ASSETS
                                     ------

CURRENT  ASSETS:
----------------
   Cash and cash equivalents                                    $            -
   Accounts receivable, net                                             89,289
   Prepaid expenses                                                      6,711
   Inventory                                                           160,788
                                                                --------------
      TOTAL CURRENT ASSETS                                             256,788

PROPERTY  AND  EQUIPMENT
------------------------
   Furniture and fixtures                                               19,257
   Machinery and equipment                                              44,999
   Transportation equipment                                            185,462
   Accumulated depreciation                                            (64,580)
                                                                --------------
      NET  PROPERTY  AND  EQUIPMENT                                    185,138

OTHER  ASSETS:
--------------
   Deposits and other assets                                            33,880
                                                                --------------
      TOTAL OTHER ASSETS                                                33,880

      TOTAL ASSETS                                              $      475,806
                                                                ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT  LIABILITIES
--------------------
   Accounts payable                                             $      228,108
   Bank overdraft                                                        3,328
   Accrued payroll and related liabilities                              16,900
   Shareholder loan payable                                             67,498
                                                                --------------
      TOTAL CURRENT LIABILITIES                                        315,834
                                                                --------------

STOCKHOLDERS'  EQUITY
---------------------
   Preferred stock (no par value, 5,000,000 shares
   authorized, no shares issued and outstanding)                             -
   Common stock ($.001 par value, 100,000,000 shares
   authorized;  14,594,092 issued and 13,634,217 outstanding)           13,634
   Additional paid in capital                                        1,883,110
   Accumlated deficit                                               (1,736,772)
                                                                --------------
      TOTAL STOCKHOLDERS' EQUITY                                       159,972
                                                                --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $      475,806
                                                                ==============





                 See accompanying notes to financial statements





                                              DIAMOND POWERSPORTS, INC.
                                        STATEMENTS OF OPERATIONS (UNAUDITED)
                          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
===============================================================================================================

                                           Three  Months Ended  June  30,         Six  Months Ended  June  30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------

REVENUES:
---------
   Sales                                  $    488,310        $    285,963       $    752,289      $    461,823
   Cost of sales                              (303,862)           (135,198)          (453,112)         (240,771)
                                          ------------        ------------       ------------      ------------
      GROSS PROFIT                             184,448             150,765            299,177           221,052

EXPENSES:
---------
   Salary and payroll                          102,201              52,246            177,612            74,630
   Common stock issued for services             41,667               4,000            285,843             4,000
   Selling, general and administrative         101,707              54,267            163,116            96,881
                                          ------------        ------------       ------------      ------------
      TOTAL EXPENSES                           245,575             110,513            626,571           175,511
                                          ------------        ------------       ------------      ------------

      OPERATING INCOME (LOSS)             $    (61,127)       $     40,252       $   (327,394)     $     45,541

OTHER  (EXPENSE):
-----------------
   Interest expense                             (1,432)            (13,021)            (2,465)          (17,495)
                                          ------------        ------------       ------------      ------------

      NET INCOME (LOSS)                   $    (62,559)       $     27,231       $   (329,859)     $     28,046
                                          ============        ============       ============      ============

Net (loss) per share -
  basic  and  fully  diluted  **          $         **        $         **       $      (0.03)     $         **
                                          ============        ============       ============      ============
Weighted average shares
  basic  and  fully  diluted                13,374,858           9,505,700         12,331,591         9,505,700
                                          ============        ============       ============      ============

**  Less  than  $.01




                 See accompanying notes to financial statements






                                         DIAMOND POWERSPORTS, INC.
                                   STATEMENTS OF CASH FLOWS (UNAUDITED)
                              FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
==========================================================================================================

                                                                                  2004            2003
                                                                              ------------    ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
-----------------------------------------
   Net income (loss)                                                          $   (329,859)   $     28,046
Adjustments  to reconcile net income (loss) to net
(used in) operating activities:
   Depreciation                                                                      5,410             141
   Common stock issued for services                                                285,843           4,000
  (Increase)  decrease  in  operating  assets:
      Accounts receivable                                                          (63,568)        (56,916)
      Inventory                                                                    (45,509)        (40,533)
      Prepaid expenses                                                                   -               -
      Deposits and other assets                                                    (27,249)         (4,064)
   Increase (decrease) in operating liabilities:
      Accounts payable and accrued expenses                                         (8,644)         79,308
      Bank overdraft                                                                (3,388)         (1,094)
                                                                              ------------    ------------
         NET CASH USED IN (PROVIDED BY) OPERATING ACTIVITIES                      (186,964)          8,888
                                                                              ------------    ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
----------------------------------------
   Purchases of property and equipment                                            (169,749)         (7,377)
                                                                              ------------    ------------
         NET CASH USED IN INVESTING ACTIVITIES                                    (169,749)         (7,377)
                                                                              ------------    ------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
----------------------------------------
   Proceeds from (repayment of) shareholder loan payable                            29,068          (3,694)
   Sale of common stock                                                            327,645           2,000
   Proceeds from bank line of credit                                                     -          10,373
   Repayments on bank line of credit                                                     -          (2,393)
                                                                              ------------    ------------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                                 356,713           6,286
                                                                              ------------    ------------

         NET INCREASE IN CASH AND CASH EQUIVALENTS                                       -           7,797

CASH  AND  CASH  EQUIVALENTS,
   BEGINNING OF THE PERIOD                                                               -               -
                                                                              ------------    ------------

   END OF THE PERIOD                                                          $          -    $      7,797
                                                                              ============    ============

SUPPLEMENTARY  CASH  FLOW  INFORMATION  OF
------------------------------------------
NON-CASH  INVESTING  AND  FINANCING:
------------------------------------
   Conversion of accounts payable into common stock                           $     42,000    $          -
                                                                              ============    ============
   Common stock issued for services                                           $    285,843    $      4,000
                                                                              ============    ============
   Cash paid for interest                                                     $      2,465    $          -
                                                                              ============    ============




                 See accompanying notes to financial statements




                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2004 (UNAUDITED)

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

     In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2004, the results of operations for the three and six month periods ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003. The results for the period ended June 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

NOTE  2  -  GOING  CONCERN  CONSIDERATION

     The Company has suffered recurring losses, has negative cash flows from operations of $186,964 and has an accumulated deficit of $1,736,772 at June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products additional distribution channels. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE  3  -  COMMON  STOCK  ISSUANCES

     During the quarter ended June 30, 2004, the Company sold 435,932 shares of common stock for $215,000. The stock was issued at prices ranging from $.47 to $.50. During the quarter ended March 31, 2004, the Company sold 253,000 shares of common stock for $112,645. The stock was issued at prices ranging from $.138 to $.50.

     During the quarter ended June 30, 2004, the Company issued 70,787 shares of common stock for services rendered. The stock was valued at the market price on the date of issuance yielding an aggregate value of $41,667. These expenses are included in the accompanying financial statements. The services rendered included corporate consulting and professional services. During the quarter ended March 31, 2004, the Company issued 1,042,431 shares of common stock for services rendered. The stock was valued at the market price on the date of issuance yielding an aggregate value of $188,940. These expenses are included in the accompanying financial statements. The services rendered included corporate consulting, professional services and employment related services.

During the quarter ended March 31, 2004, the Company issued 140,000 shares of common stock as payment for an aged accounts payable. The payable was for service rendered by Greentree Financial group, Inc. on or about January 2002 and was for $42,000.

     At June 30, 2004, there are 959,875 common shares issued but not outstanding. 529,250 of these shares are in escrow for Big Apple (consultants) and 430,625 shares are to be retired, formerly owned by the Company's President. The Big Apple consulting contract was terminated in June 2004 and the escrowed shares are to be returned to the Company.

NOTE  4  -  RELATED PARTY TRANSACTIONS

     During the quarter ended June 30, 2004, the Company repaid $10,906 on a loan from the Company's President and majority stockholder, Mr. Pierre Elliott. The loan is unsecured, due on demand and bears interest at 6% per annum. The loan is not evidenced by a promissory note but rather is an oral agreement between Mr. Elliott and the Company. The loan was used to fund working capital. See Note 3 for additional related party transactions.

NOTE  5  -  OTHER  MANAGEMENT  DISCLOSURES

Management's  Use  of  Estimates  -  The  preparation of financial statements in
--------------------------------
conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) Per Share - Basic earnings (loss) per share exclude dilution and
-------------------------
are computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the periods.

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

Overview
--------

     Our operations primarily involve motorcycle accessory manufacturing and distributing, specializing in affordable brand name and after-market products. Through our emphasis on budget pricing and high quality products, we have developed a market in the motorcycle accessory. We currently operate one office that is maintained by a management team of three individuals. The present geographic area we operate includes primarily the Unites States and the Caribbean islands.

     Marketing for our products is accomplished through trade shows and print ads in newspapers and magazines as well as wholesale referral. Additionally, we utilize a network of industry wholesale buyers to sell large product quantities.

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

RESULTS  OF  OPERATIONS
-----------------------

Net  Income  (Loss)

     The Company had a net loss of $62,559 (less than $.01 per common share) for the three months ended June 30, 2004, versus a net income of $27,231 (less than $.01 per common share) for the same period ended June 30, 2003. The Company had a net loss of $329,859 ($.03 per common share) for the six months ended June 30, 2004, versus a net income of $28,046 (less than $.01 per common share) for the same period ended June 30, 2003. The change in net loss was primarily due to an increase in selling, general and administrative expenses for the six months in 2004 of $62,235 and an increase in non-cash expenses in connection with common stock issued for consulting and professional services of $285,843. The shares were valued at the quoted market price on the date of grant.

Sales

     Revenues increased $202,347 or 71% to $488,310 for the three months ended June 30, 2004 as compared with $286,963 for the three months ended June 30, 2003.

     Revenues increased $290,466 or 63% to $752,289 for the six months ended June 30, 2004 as compared with $461,823 for the six months ended June 30, 2003.

     These increases were primarily attributable to market penetration for our newer parts as well as a growing awareness of our products in the first two quarters of 2004 compared to 2003. In addition, beginning last year, the Company began focusing on distributing more of its own line of products and less of other manufacturers' products. Average selling prices remained fairly constant with gross margins decreasing over the comparable periods in 2003 due to an increase in overhead allocations offset by several new product offerings.

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


Cost  of  Goods  Sold

     The cost of goods sold includes the cost of parts and accessories, other direct costs plus overhead allocations. It is customary to experience variations in the cost of sales as a percentage of net sales based on the types of products sold. The increase in cost of sales as a percentage of sales for the 2004 period was primarily attributable to overhead allocations offset by sales of products that are manufactured at our location that maintain higher margins than products that we wholesale distribute.

     The cost of goods sold for the three months ended June 30, 2004 was $303,862 versus $135,198 for the same period in 2003. Cost of sales as a percentage of sales for both periods above ranged from 62% to 47%, respectively. The cost of goods sold for the six months ended June 30, 2004 was $453,112 versus $240,771 for the same period in 2003. Cost of sales as a percentage of sales for both periods above ranged from 60% to 52%, respectively.

Expenses

     Total selling, general, and administrative expenses for the three months ended June 30, 2004 increased $47,440 to $101,707. In comparison with the three month period ended June 30, 2003, payroll increased $49,955 due to additional employees being added as compared to the 2003 period. We also had $41,667 in non-cash expenses in connection with common stock issued for consulting and professional services for the three months ended June 30, 2004. The shares are valued at the quoted market price on the date of grant.

     Total selling, general, and administrative expenses for the six months ended June 30, 2004 increased $66,235 to $163,116. In comparison with the six month period ended June 30, 2003, payroll increased $102,982 due to additional employees being added as compared to the 2003 period. We also had $285,843 in non-cash expenses in connection with common stock issued for consulting and professional services for the six months ended June 30, 2004. The shares are valued at the quoted market price on the date of grant.

Liquidity  and  Capital  Resources

     On June 30, 2004, we had cash of $-0- and a negative working capital of $59,046. This compares with cash of $-0- and a negative working capital of $157,798 at December 31, 2003. We believe our working capital deficit will improve each quarter as we reduce our accounts payable and accrued expenses while increasing certain current assets such as inventory, primarily with increasing sales.

     Net cash used in operating activities was $186,964 for the six months ended June 30, 2004 as compared with net cash provided by operating activities of $8,888 for the same period ended June 30, 2003. The increase in cash used in operating activities was primarily attributable to our net loss for the period and increases in our accounts receivable and inventory of $45,509 and $63,568, respectively. These amounts were partially offset by $285,843 in common stock issued for services during the period.

     Net cash used in investing activities was $169,749 for the six months ended June 30, 2004 as compared with net cash used in investing activities of $7,377 for the same period ended June 30, 2003. The increase in cash used in investing activities was primarily attributable to the purchase of an approximate 1,100 square foot mobile trade show and product marketing trailer for approximately $167,000. This is a state of the art trade show trailer that will provide sales and marketing at trade show events across the United States.

     Net cash provided by financing activities totaled $356,713 for the six months ended June 30, 2004 as compared with net cash provided by financing activities of $6,286 for the six months ended June 30, 2003. The increase in net cash provided by financing activities during the 2004 period was primarily attributable to $327,645 in proceeds from sales of common stock and $29,068 in net proceeds from a loan from our President and majority shareholder, Mr. Pierre Elliott.

The Company will need to obtain additional capital through additional equity or by debt financing to sustain operations for an additional year. For example, if we are unable to raise additional capital or increase debt, we may need to curtail or limit our marketing efforts in certain geographical arrears. There can be no assurance that additional capital or debt financing will be available to us when needed or available on favorable terms.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
--------

     We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM  4.  CONTROLS  AND  PROCEDURES
--------

Quarterly  Evaluation  of  Controls

     As  of  the  end  of  the  period  covered by this quarterly report on Form
10-QSB, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Pierre Elliott ("CEO") and our Chief Financial Officer, Lisa Elliott ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

     Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

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

PART  II.  OTHER  INFORMATION
---------

Item  1.  Legal  Proceedings

None.

Item  2.  Changes  in  Securities

None.

Item  3.  Defaults  Upon  Senior  Securities

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

None.

Item  5.  Other  Information

During the quarter ending June 30, 2004, we terminated our agreement with Big Apple Consulting USA, Inc. who were previously providing investor relations and public relations services for us.

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



                                             DIAMOND  POWERSPORTS,  INC.
                                            (Registrant)


Date:  August  17,  2004                     /S/  Lisa  Elliott
                                             ------------------
                                             Lisa  Elliott
                                             Chief  Financial  Officer



Date:  August  17,  2004                     /S/  Pierre  Elliott
                                             ------------------
                                             Pierre  Elliott
                                             Chief  Executive  Officer