Form 10QSB
period 2004-09-30
DIAMOND POWERSPORTS INC
filed 2004-11-15
CIK 1098865

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number  of  shares  of  common  stock  outstanding  as  of
November  12,  2004:  14,471,112

Number  of  shares  of  preferred  stock  outstanding  as  of
November  12,  2004:  0



                              INDEX TO FORM 10-QSB
                              --------------------

                                                                       Page  No.
                                                                       ---------
PART  I
-------

Item  1.  Financial  Statements  (Unaudited)

          Balance Sheet -September 30, 2004 (Unaudited)                      2-3

          Statements of Operations - Three and Nine Months Ended
          September  30,  2004  and  2003  (Unaudited)                         4

          Statements of Cash Flows - Three and Nine Months Ended
          September  30,  2004  and  2003  (Unaudited)                         5

          Notes to Financial Statements (Unaudited)                            6

Item  2.  Management's Discussion and Analysis of Financial Condition
          And  Results  of  Operations                                      7-10

Item  3.  Quantitative and Qualitative Disclosures on Market Risk             10

Item  4.  Controls and Procedures                                             10

PART  II
--------

Item  1.  Legal  Proceedings                                                  11

Item  2.  Changes  in  Securities                                             11

Item  3.  Defaults Upon Senior Securities                                     11

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders         11

Item  5.  Other  Information                                                  11

Item  6.  Exhibits                                                            11




                            DIAMOND POWERSPORTS, INC.
                                  BALANCE SHEET
                      AS OF SEPTEMBER, 30 2004 (UNUAUDITED)
==============================================================================

                                     ASSETS
                                                                      2004
                                                                  ------------

CURRENT  ASSETS:
----------------
   Cash and cash equivalents                                      $          -
   Accounts receivable, net of $11,000
   allowance for doubtful accounts                                     101,626
   Prepaid expenses                                                      6,711
   Inventory                                                           197,483
                                                                  ------------
      TOTAL CURRENT ASSETS                                             305,820

FIXED  ASSETS
-------------
   Furniture and fixtures                                               19,257
   Machinery and equipment                                              44,999
   Transportation equipment                                             18,000
   Trade show equipment                                                237,154
   Accumulated depreciation                                            (71,294)
                                                                  ------------
      NET FIXED ASSETS                                                 248,116

OTHER  ASSETS:
--------------
   Deposits and other assets                                            13,880
                                                                  ------------
      TOTAL OTHER ASSETS                                                13,880

      TOTAL ASSETS                                                $    567,816
                                                                  ============

                 See accompanying notes to financial statements


                            DIAMOND POWERSPORTS, INC.
                            BALANCE SHEET (CONTINUED)
                      AS OF SEPTEMBER 30, 2004 (UNAUDITED)
==============================================================================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                                                                      2004
                                                                  ------------

CURRENT  LIABILITIES
--------------------
   Accounts payable                                               $    155,066
   Bank overdraft                                                        3,685
   Accrued payroll and related liabilities                               8,886
   Accrued compensation - stock                                         99,000
   Loans payable                                                        44,691
   Shareholder loan payable                                             71,498
                                                                  ------------
      TOTAL CURRENT LIABILITIES                                        382,826
                                                                  ------------

STOCKHOLDERS'  DEFICIT
----------------------
   Preferred stock (no par value, 5,000,000 shares
   authorized, no shares issued and outstanding)                             -
   Common stock ($.001 par value, 100,000,000 shares
   authorized;  14,594,092 issued and 13,634,217 outstanding)           13,634
   Additional paid in capital                                        1,883,110
   Retained deficit                                                 (1,711,754)
                                                                  ------------
      TOTAL STOCKHOLDERS' DEFICIT                                      184,990
                                                                  ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                 $    567,816
                                                                  ============

                 See accompanying notes to financial statements



                                       DIAMOND POWERSPORTS, INC.
                                  STATEMENTS OF OPERATIONS (UNAUDITED)
                    FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
===============================================================================================================

                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                              2004                2003               2004              2003
                                          ------------        ------------       ------------      ------------

REVENUES:
---------
   Sales                                  $    453,300        $    251,341       $  1,205,357      $    713,164
   Cost of sales                               138,841             116,011            580,891           353,211
                                          ------------        ------------       ------------      ------------
      GROSS PROFIT                             314,459             135,330            624,466           359,953

EXPENSES:
---------
   Salary and payroll                          191,244              59,581            368,256           134,211
   Common stock issued for services                  -                   -            285,843                 -
   Selling, general and administrative         115,080             115,966            270,850           214,077
                                          ------------        ------------       ------------      ------------
      TOTAL EXPENSES                           306,324             175,547            924,949           348,288
                                          ------------        ------------       ------------      ------------

      OPERATING INCOME (LOSS)             $      8,135        $    (40,217)      $   (300,483)     $     11,665

OTHER  (EXPENSE):
-----------------
   Interest expense                                537               1,165              3,195            20,631
                                          ------------        ------------       ------------      ------------

      NET INCOME (LOSS)                   $      7,598        $    (41,382)      $   (303,678)     $     (8,966)
                                          ============        ============       ============      ============

   Net (loss) per share - basic
   and fully diluted                      $         **        $         **       $      (0.03)     $         **
                                          ============        ============       ============      ============
   Weighted average shares*                 13,634,217           9,563,033         11,939,637         9,522,144
                                          ============        ============       ============      ============


*  Less  than  $.01




                 See accompanying notes to financial statements





                                      DIAMOND POWERSPORTS, INC.
                                STATEMENTS OF CASH FLOWS (UNAUDITED)
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
==========================================================================================================

                                                                                  2004            2003
                                                                              ------------    ------------

CASH  FLOWS  FROM  OPERATING  ACTIVITIES:
-----------------------------------------
   Net (loss)                                                                 $   (303,678)   $     (8,966)
   Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating  activities:
      Depreciation                                                                  12,125             211
      Common stock issued for services                                             285,843          39,920
     (Increase)  decrease  in  operating  assets:
         Accounts receivable                                                       (75,905)        (47,154)
         Inventory                                                                 (82,204)        (46,831)
         Prepaid expenses                                                                -          (6,711)
         Deposits and other assets                                                 (13,176)         (6,331)
      Increase  (decrease)  in  operating  liabilities:
         Accounts payable and accrued expenses                                     (89,701)         (5,449)
         Bank overdraft                                                             (3,031)         (1,094)
         Accrued compensation - stock                                               99,000          83,351
                                                                              ------------    ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                                (170,727)            946
                                                                              ------------    ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
----------------------------------------
   Purchases of fixed assets                                                      (239,441)        (20,337)
                                                                              ------------    ------------
         NET CASH (USED) IN INVESTING ACTIVITIES                                  (239,441)        (20,337)
                                                                              ------------    ------------


CASH  FLOWS  FROM  FINANCING  ACTIVITIES:
----------------------------------------
   Increase (decrease) in notes payable                                             44,691               -
   Increase (decrease) in shareholder loan payable                                  33,068          (3,694)
   Sale of common stock                                                            332,409          24,700
   Proceeds from note payable to bank                                                    -          22,963
   Repayments on bank line of credit                                                     -         (23,291)
                                                                              ------------    ------------
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES                                410,168          20,678
                                                                              ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     -           1,287
                                                                              ------------    ------------

CASH  AND  CASH  EQUIVALENTS,
   BEGINNING OF THE PERIOD                                                               -               -
                                                                              ------------    ------------

   END OF THE PERIOD                                                                     -    $      1,287
                                                                              ============    ============

SUPPLEMENTARY  CASH  FLOW  INFORMATION  OF
------------------------------------------
NON-CASH  INVESTING  AND  FINANCING:
------------------------------------
   Conversion of accounts payable into common stock                           $     42,000    $          -
                                                                              ============    ============
   Conversion of accrued compensation into common stock by officer            $          -    $    326,336
                                                                              ============    ============
   Common stock issued for services                                           $    285,843    $     39,920
                                                                              ============    ============
   Cash paid for interest                                                     $      3,195    $     20,631
                                                                              ============    ============


                 See accompanying notes to financial statements




                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 2004 (UNAUDITED)

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

     In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2004, the results of operations for the three and nine month periods ended September 30, 2004 and 2003, and cash flows for the nine months ended September 30, 2004 and 2003. The results for the period ended September 30, 2004, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2004.

NOTE  2  -  GOING  CONCERN  CONSIDERATION

     The Company has suffered recurring losses, has negative cash flows from operations of $170,727 and has an accumulated deficit of $1,711,754 at September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products additional distribution channels. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE  3  -  COMMON  STOCK  ISSUANCES

     During the quarter ended September 30, 2004, no shares of common stock were issued by the Company.

     At September 30, 2004, there are 850,263 common shares issued but not outstanding. 419,638 of these shares were in escrow for Big Apple (consultants, terminated in June 2004) and are to be retired and 430,625 shares, formerly owned by the Company's President are also to be retired

NOTE  4  -  STOCKHOLDER  LOAN  PAYABLE

     During the quarter ended September 30, 2004, the Company received an additional $4,000, net, on an existing loan from the Company's President and majority stockholder, Mr. Pierre Elliott. The loan is unsecured, due on demand and bears interest at 6% per annum. The loan is not evidenced by a promissory note but rather is an oral agreement between Mr. Elliott and the Company. The loan was used to fund working capital.

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

RESULTS  OF  OPERATIONS
-----------------------

Net  Income  (Loss)

     The Company had a net income of $7,598, for the three months ended September 30, 2004, versus a net loss of $41,382, per common share for the same period ended September 30, 2003. The Company had a net loss of $303,678, ($.03) per common share, for the nine months ended September 30, 2004, versus a net loss of $8,966, for the same period ended September 30, 2003. The change in net income was primarily due to an increase in sale in 2004 of $201,959 and $492,193 for the three and nine months then ended, respectively.

Sales

     Revenues increased $201,959 or 80% to $453,300 for the three months ended September 30, 2004 as compared with $251,341 for the three months ended
September  30,  2003.

     Revenues increased $492,193 or 69% to $1,205,357 for the nine months ended September 30, 2004 as compared with $713,164 for the nine months ended September 30, 2003.

     These increases were primarily due attributable to market penetration for our newer parts as well as a growing awareness of our products in the first three quarters of 2004 compared to 2003. In addition, beginning last year, the Company began focusing on distributing more of its own line of products and less of other manufacturers' products. Average selling prices remained fairly constant and gross margins improved over the comparable periods in 2003 due to several new product offerings.

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

     The cost of goods sold for the three months ended September 30, 2004 was $138,841 versus $116,011 for the same period in 2003. Cost of sales as a percentage of sales for both periods above ranged from 31% to 46%, respectively. The cost of goods sold for the nine months ended September 30, 2004 was $580,891versus $353,211 for the same period in 2003. Cost of sales as a percentage of sales for both periods above ranged from 48% to 50%, respectively. Our product lines are becoming more profitable in terms of gross profit due to the mix in product sales from the prior period.

Expenses

     Total selling, general, and administrative expenses for the three months ended September 30, 2004 decreased $886 to $115,080. In comparison with the three month period ended September 30, 2003, payroll increased $131,663 due to additional employees being added as compared to the 2003 period.

     Total selling, general, and administrative expenses for the nine months ended September 30, 2004 increased $56,773 to $270,850. In comparison with the nine month period ended September 30, 2003, payroll increased $234,045 due to additional employees being added as compared to the 2003 period.

Liquidity  and  Capital  Resources

     On September 30, 2004, we had cash of $-0- and a negative working capital of $77,006. This compares with cash of $-0- and a negative working capital of $157,798 at December 31, 2003. We believe our working capital deficit will improve each quarter as we reduce our accounts payable and accrued expenses while increasing certain current assets such as inventory.

     Net cash used in operating activities was $170,727 for the nine months ended September 30, 2004 as compared with net cash provided by operating activities of $946 for the same period ended September 30, 2003. The increase in cash used in operating activities was primarily attributable to our net loss for the period and increases in our accounts receivable and inventory of $79,905and $82,204, respectively.

     Net cash used in investing activities was $239,441 for the nine months ended September 30, 2004 as compared with net cash used in investing activities of $20,337 for the same period ended September 30, 2003. The increase in cash used in operating activities was primarily attributable to our purchases of fixed assets in 2004 such as transportation equipment principally.

     Net cash provided by financing activities totaled $410,168 for the nine months ended September 30, 2004 as compared with net cash provided by financing activities of $20,678 for the nine months ended September 30, 2003. The increase in net cash provided by financing activities during the 2004 period was primarily attributable to $332,409 in proceeds from sales of common stock and $33,068 in net proceeds from a loan from our President and majority shareholder, Mr. Pierre Elliott.

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



                                         DIAMOND  POWERSPORTS,  INC.
                                        (Registrant)

                                         /S/  Lisa  Elliott
Date:  November  12,  2004               ------------------
                                         Lisa  Elliott
                                         Chief  Financial  Officer


                                         /S/  Pierre  Elliott
Date:  November  12,  2004               --------------------
                                         Pierre  Elliott
                                         Chief  Executive  Officer