Form 10KSB
period 2004-12-31
DIAMOND POWERSPORTS INC
filed 2005-04-18
CIK 1098865

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 333-87992

DIAMOND POWERSPORTS, INC.
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0419601 (IRS Employer identification No.)

5150 NW 109th Ave., Suite 4, Sunrise, Florida 33351
(Address of principal executive offices)

(954) 749-8606
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $1,491,929.

As of April 4, 2005, there were 14,868,344 common shares outstanding and the aggregate market value of the common shares (based upon the close price of $.16 reported by brokers) held by non-affiliates was approximately $2,378,935.

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

Number of shares of common stock outstanding as of April 4, 2004: 14,868,344
Number of shares of preferred stock outstanding as of April 4, 2004: -0-

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

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

      We have eight full-time employees and one part-time employee. We also have two management consultants that are each independently contracted with by Diamond Powersports, Inc. to service and provide financial consulting and services relating to our filings and compliance with the Securities and Exchange Commission.

Our product line consists primarily of the following:
•	Air filtersFuel valvesThrottle assemblies
•	Air shiftersGasketsTires
•	Carburetors IgnitionsTransmission and clutch parts
•	ChainsPiston kitsValves
•	Chain GuardsRace engine valvesVelocity stacks
•	Exhaust systemsRPM limitersWheels
•	Frame slidersSprocketsOther racing components

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

ITEM 2. Properties

We have two long-term non-cancelable operating leases for our warehouse and office space, the total area of which is 11,500 square feet, located at 5150 Northwest 109th Avenue, Suite 3 and Suite 4 - Sunrise, Florida 33351. We lease beginning in 2003 and ending in October 1, 2008 and December 31, 2006, respectively. Pursuant to the terms of our lease, rental payments and related expense for the years ending December 31, 2004 and 2003 were $84,907 and $41,231, respectively, which was approximately $7,076 per month in 2004. We also maintain a standard general comprehensive public liability insurance policy as part of our lease agreement. The warehouse space, which is approximately 70% of total, will be used for manufacturing of new products.

ITEM 3. Legal Proceedings

We are not a party to any legal proceedings, nor, to the best of our knowledge, are any such proceedings threatened or contemplated.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

(a)
Our Common Stock is quoted on the Over-the-Counter Bulletin Board, a service maintained by the NASDAQ Stock Market, Inc., under the symbol "DPWS". Trading in our Common Stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions. Set forth below is the range low and high bid information for our Common Stock for each quarter of the years ended December 31, 2004.

	Bid
Quarter Ended	Low	High

3/31/04	.69	.73
6/30/04	.25	.26
9/30/04	.25	.26
12/31/04	.14	.17

(b)	Holders. The approximate number of holders of record of the Registrant's Common Stock as of April 4, 2005 was 76.

(c)	The Registrant has not paid dividends from inception to date and does not currently intend to do so.

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

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor. In addition, unless the broker-dealer or the transaction is otherwise exempt, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the Registered Representative and current bid and offer quotations for the securities. In addition a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account, the account’s value and information regarding the limited market in penny stocks. As a result of these regulations, the ability of broker-dealers to sell our stock may affect the ability of selling security holders or other holders to sell their shares in the secondary market. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

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

ITEM 6. Management’s Discussion and Analysis

Introduction

The discussion contained in this prospectus contains “forward-looking statements” that involve risk and uncertainties. These statements may be identified by the use of terminology such as “believes”, “expects”, “may”, “will”, or “should”, or “anticipates”, or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this prospectus should be read as being applicable to all related forward-looking statements wherever they appear in this prospectus. Our actual results could differ materially from those discussed in this prospectus. Important factors that could cause or contribute to such differences include those discussed under the caption entitled “risk factors,” as well as those discussed elsewhere in this prospectus.

We were incorporated in Florida on May 13, 1992 to engage in the business of distributing motorcycle parts and accessories primarily in the South Florida area. Our products and services are offered to both retail consumers and wholesale buyers. Orders for our products are typically shipped in one to three days from the time of order. All retail and wholesale orders are fulfilled from our warehouse location in Sunrise, Florida. Our retail customers typically locate Diamond Powersports through either our product catalog or print advertisements in industry publications. We do not have a retail showroom, but we opened a traveling showroom contained in a semi truck and tractor trailer in 2004 so that we are able to profile and deliver our products throughout the United States.

We have developed a strategy to expand our operations. Currently, this business plan includes:

•	Growing our revenues through new product offerings. Started from 2001, we released several new products including frame sliders, wheels, lowering links, adjustable kick stands and top clamps.
•
Increase the marketing of our products to additional geographical areas. Although we currently deliver our products on a national and international basis, we focus the majority of our marketing efforts domestically. We plan to increase our marketing efforts to other markets. For example, we have looked into marketing such areas as Canada and Japan.

•
Reducing costs of sales through strategic vendor relationships. Many of our vendors have orally agreed to provide discounts or additional credit terms if our volume of buying increases. We believe an increase in our purchasing will reduce our cost of sales as a percentage of sales.

•
Obtain additional funding. Currently, our assets and income are insufficient to fund our business plan. We may need to raise capital through debt or a follow on stock offering. We presently have no commitments for either of these sources of funding. Our business plan may be adversely affected if we are unable to raise additional capital.

Selected financial data
	Year Ended December 31
	2004	2003

Net Sales	$1,491,929	$888,047

Net Loss	(642,744)	(361,596)
Net Loss per Common Share	(.05)	(.04)
Weighted Average Common Shares Outstanding	12,411,820	9,904,700

	As of December 31,
	2004	2003

Total Assets	$449,312	$169,214
Working Capital	(167,657)	(157,798)
Shareholders’ Equity	87,191	(129,584)

No dividends have been declared or paid for any of the periods presented.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Sales.
Sales for the year ended December 31, 2004 were $1,491,929 versus sales of $888,047 for the year ended December 31, 2003, an increase of 68%. We attribute the increase in sales to new and improved parts as well as a growing awareness of our products. Product sales consisted primarily of the following:

•	Bar end sliders IgnitionsSprockets
•	Clutch cable kits Lowering linksTires
•	ChainsMaster cylinder Mirror block-off capsTransmission and clutch parts
•	Flame slidersOil pansValves
•	Frame sliders Piston kits Wheels
•	Fuel valvesR1 swing arm sliders Other motorcycle components
•	Foot peg sliders RPM limiters

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

    The cost of goods sold for the year ended December 31, 2004 was $816,089 versus $446,680 in the same period in 2003. Cost of sales as a percentage of sales was 55% for 2004 and was 50% in 2003. The increase in cost of sales as a percentage of sales was due to the increase in sales of the products which have lower gross margins.

    We expect cost of sales as a percentage of sales to decrease to around 40% of total sales for fiscal year 2005 through increasing the sales of products with better margins. For example, our frame sliders, wheels, lowering links, adjustable kick stands and top clamps were introduced last year which have between a 90-300 percent price markup, depending on whether they are sold wholesale or retail. If we can successfully grow our revenues through sales of these higher margin products, our cost of sales as a percentage of sales should be lower in future periods. In addition, volume discounts will be available to us if we are successful in achieving sales growth in the future, which will further reduce our cost of sales as a percentage of sales.

Expenses.

    Selling, general and administrative expenses for the years ended December 31, 2004 and 2003 were $405,299 and $221,964, respectively, an increase of $183,335. The increase in expenses was primarily attributable to minimal fixed cost increases incurred in our lease, the increase in advertising expenses, board compensation, shipping expenses, and an allowance for doubtful account which has been established for estimated uncollectible accounts in the amount of $11,000. Also, we started our traveling showroom contained in a semi truck and tractor trailer in 2004, which caused the increase in travel expenses,

    We expect increases in expenses through the year 2005 as we move towards developing our business plan. We expect the increase to be primarily in sales related expenses such as advertising and salespersons' salaries.

Income / Losses.

    Net loss for the year ended December 31, 2004 was $642,744 versus $361,596 in 2003, an increase of $281,148. The increase was primarily attributable to an increase in payroll expenses and an increase on selling, general and administrative expenses for the period. We expect to continue to incur losses through the year 2005. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact of Inflation.

    We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

    Cash flows used in operating activities were $181,497 for the year ended December 31, 2004 versus cash used in operating activities of $13,759 in 2003. The increase in cash flows used in operating activities for 2004 were primarily attributable to the increase in net loss and the retirement of common stock and options, which was $169,050 and $65,050, respectively, due to nonperformance of the consultants, partially offset by non-cash services and compensation expense for the period of $745,974.

    Cash flows used in investing activities were $239,441 for the year ended December 31, 2004 versus $20,180 during the year ended in 2003. Cash flows used in investing activities for the 2004 were due primarily to purchases of property and equipments.

    Cash flows provided by financing activities were $424,536 for the year ended December 31, 2004 versus $33,939 during the year ended in 2003. Cash flows for the 2004 included $347,645 in proceeds from sales of common stock, and $31,718 in proceeds from stockholder loans and $45,173 in proceeds from notes payable. Notes payable at December 31, 2004 includes two unsecured non-interest bearing notes payable which will mature in 2005.

    Going concern opinion. As shown in our accompanying financial statements, our independent auditors have raised substantial doubt about its ability to continue as a going concern. The ability of Diamond Powersports to continue as a going concern is dependent on developing operations, increasing revenues and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate the Diamond Powersports' capital deficiency, (2) refinance existing debt on existing assets, (3) lease larger facilities in order to manufacture certain products thereby reducing costs and (4) market motorcycle accessories through significant, proven trade shows that produce individual orders in excess of $75,000.

    Bank Line of Credit. Diamond Powersports has two unsecured bank lines of credit bearing interest between 10.25% and 17.9% at December 31, 2003. The credit line in the amount of $32,314 in 2003 was reclassified as short-term credit card debt, and included in accounts payable, the balance of the line of credit of $20,448 was transferred to the Officer in exchange for our common stock.

    We estimate we will need approximately $50,000 in additional capital during 2005. If revenues increase during 2005, we may have sufficient cash flow from operations. During 2004, we had a negative $181,497 from operations.

    Overall, we have funded our cash needs from inception through December 31, 2004 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $3,598 on hand and a working capital deficit of $167,657 as of December 31, 2004. We had no cash on hand and a working capital deficit of $157,798 as of December 31, 2003. Our working capital deficit is primarily due to current obligations in accounts payable, accrued payroll for stockholders and loans from stockholders. We will substantially rely on the existence of revenue from our business; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues in 2005 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $50,000 to sustain operations through year 2005 and approximately $50,000 per year thereafter. Modifications to our business plans or a new retail location may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of new product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for Diamond Powersports. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to Diamond Powersports.

    On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

▪	Curtail new product launches
▪	Forego or postpone opening new traveling showrooms, or
▪	Limit our future marketing efforts to areas that we believe would be the most profitable.

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

ITEM 7. Financial Statements

DIAMOND POWERSPORTS, INC.
Balance Sheet
For the Year Ended December 31, 2004

ASSETS
2004
CURRENT ASSETS
Cash and Cash Equivalents	$3,598
Accounts Receivable, net of allowance for doubtful
accounts of $11,000 in 2004 and $5,000 in 2003	30,522
Inventories, net	160,344
TOTAL CURRENT ASSETS	194,464

PROPERTY AND EQUIPMENT
Machinery and equipment	44,999
Furniture and fixtures	19,257
Trade show and transportation equipment	255,154
Accumulated Depreciation	(79,227)
Net Property and Equipment	240,183

OTHER ASEETS
Prepaid expenses	6,711
Deposits	7,954
14,665

TOTAL ASSETS	$449,312

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$242,999
Notes payable	45,173
Shareholder loan	73,949
TOTAL CURRENT LIABILITIES	362,121

STOCKHOLDERS' EQUITY
Preferred Stock ($.001 par value, 5,000,000 authorized:
none issued and outstanding)
Common Stock ($.001 par value, 100,000,000 shares authorized:
14,578,583 shares issued and outstanding)	14,579
Additional Paid-in-Capital	2,123,432
Accumulated Deficit	(2,050,820)
TOTAL STOCKHOLDERS' EQUITY	87,191

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$449,312

The accompanying notes are an integral part of the financial statements

DIAMOND POWERSPORTS, INC.
Statements of Operations
For the years ended December 31, 2004 and 2003

	2004	2003
SALES AND COST OF SALES:
Sales	$1,491,929	$888,047
Cost of Sales	816,089	446,680
Gross Profit	675,840	441,367

OPERATING EXPENSES:
Consulting fees	17,681	319,962
Payroll expenses	884,465	243,297
Selling, general and administrative	405,299	221,964
	1,307,445	785,223

OPERATING LOSS	(631,605)	(343,856)

OTHER EXPENSE:
Interest Expense	11,139	17,740

NET LOSS	$(642,744)	$(361,596)

Net Loss Per Common Share
Basic & Fully Diluted	$(0.05)	$(0.04)

Weighted Average Common
Shares Outstanding - Basic and Fully Diluted	12,411,820	9,904,700

The accompanying notes are an integral part of the financial statements

DIAMOND POWERSPORTS, INC.
Statements of Stockholders' Equity
For the Years Ended December 31, 2004 and 2003

	Preferred Stock, no Par		Common Stock, $0.001 Par		Common Stock to be Delivered, $0.001 Par		Additional
	Number of		Number of		Number of		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals

Balances, January 1, 2003	-	$-	9,495,700	$9,496	-	$-	$547,304	$(1,046,480)	$(489,680)

Issuances of common stock and exercise of	-	-	190,277	190	-	-	48,384	-	48,574
options for cash

Issuances of common stock, for services	-	-	476,080	476	140,000	140	191,441	-	192,057

Issuances of common stock, for compensation	-	-	83,000	83	1,104,531	1,104	264,940	-	266,127

Issuances of common stock, for debt	-	-	-	-	385,586	386	84,443	-	84,829

Options issued	-	-	-	-	-	-	130,105	-	130,105

Net loss for year	-	-	-	-	-	-	-	(361,596)	(361,596)

Balances, January 1, 2004	-	-	10,245,057	$10,245	1,630,117	$1,630	$1,266,617	$(1,408,076)	$(129,584)

Common stock delivered	-	-	1,630,117	1,630	(1,630,117)	(1,630)	-	-	-

Issuances of common stock, for cash	-	-	895,000	895	-	-	346,750	-	-

Issuances of common stock, for services	-	-	490,891	491	-	-	190,269	-	190,760

Issuances of common stock, for compensation	-	-	1,797,625	1,798	-	-	553,416	-	555,214

Common stock retired, from services	-	-	(280,100)	(280)	-	-	(114,770)	-	(115,050)

Common stock retired, from compensation	-	-	(200,000)	(200)	-	-	(53,800)	-	(54,000)

Options retired	-	-	-	-	-	-	(65,050)	-	(65,050)

Net loss for year	-	-	-	-	-	-	-	(680,244)	(680,244)

Balances, December 31, 2004	-	$-	14,578,590	$14,579	-	$(0)	$2,123,432	$(2,088,320)	$(297,954)

The accompanying notes are an integral part of these financial statements

DIAMOND POWERSPORTS, INC.
Statements of Cash Flows
For the years ended December 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(642,744)	$(361,596)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	20,057	3,135
Non-cash services and compensation expense	745,974	215,187
Options issued	-	130,105
Options retired	(65,050)	-
Common stock retired	(169,050)	-
Noncash interest on Loans from Stockholders	3,800	-
(Increase) decrease in operating assets:
Accounts receivable	(4,801)	(16,591)
Inventory	(45,065)	(57,714)
Other assets	(7,250)	(7,115)
Increase (decrease) in operating liabilities:
Bank overdraft	(6,716)	5,622
Interest accrued on note payable to bank	-	9,863
Accrued compensation	8,159	(16,700)
Accounts payable and accrued expenses	(18,811)	82,045

NET CASH USED IN OPERATING ACTIVITIES	(181,497)	(13,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(239,441)	(20,180)

NET CASH USED IN INVESTING ACTIVITIES	(239,441)	(20,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	347,645	48,574
Proceeds from stockholder loans	31,718	17,679
Proceeds from notes payable	45,173	-
Repayments on bank line of credit	-	(32,314)

NET CASH PROVIDED BY FINANCING ACTIVITIES	424,536	33,939

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	3,598	-

CASH AND CASH EQUIVALENTS:
Beginning of period	-	-

End of period	$3,598	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$11,139	$17,740
Non-cash investing and financing activities:
Increase in note payable due to interest accrued	$482	$9,863
Common stock issued in exchange for services	$75,710	$192,057
Common stock issued for compensation	$501,214	$23,130
Conversion of accrued compensation and debt into common
stock by officer	$-	$327,826
Options issued	$-	$146,869

The accompanying notes are an integral part of the financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Diamond Powersports, Inc.

We have audited the accompanying balance sheet of Diamond Powersports, Inc. as of December 31, 2004 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Powersports, Inc. as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has negative working capital, has a stockholders’ deficit and certain debt is in default which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Perrella & Associates, P. A.

Pompano Beach, Florida
March 31, 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Diamond Powersports, Inc. (the “Company”) was organized under the laws of the State of Florida on May 13, 1992 to manufacture and distribute motorcycle parts and accessories to dealers and retail customers worldwide. Manufacturing operations are conducted in Fort Lauderdale, Florida.

Cash and Cash Equivalents - For purposes of the Statements of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents.

Management’s Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts Receivable - The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has been established for estimated uncollectible accounts in the amount of $11,000. Bad debt expense is $6,000 for 2004 and $2,000 for 2003.

Inventory - Inventory, consisting of motorcycle parts and accessories, is valued at the lower of cost or market using the first-in, first-out (FIFO) method.

Property and Equipment - Property and equipment are recorded at cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of property and equipment is calculated over the management prescribed recovery periods, which range from 5 years for equipment to 10 years for transportation equipment. Depreciation expense is $20,057 for 2004 and $3,135 for 2003.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as a gain or loss.

Revenue Recognition - Revenue is recognized when goods are shipped provided collection of the resulting receivable is probable. If any material contingencies are present, revenue recognition is delayed until all material contingencies are eliminated.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets -The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS 144”). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the statement for the year ending December 31, 2002. No impairments were recognized during the years ended December 31, 2003 and 2004.

Fair Value of Financial Instruments - Accounting principles generally accepted in the United States require that fair values be disclosed for the Company’s financial instruments. The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, current liabilities and debt obligations, are considered to be representative of their respective fair values.

Income Taxes
The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on defer tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or the entire deferred tax asset will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expense is $43,725 for 2004 and $30,492 for 2003.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Share - In accordance with accounting principles generally accepted in the United States, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the respective periods (excluding shares that are not yet issued). The effect of stock options, warrants and convertible preferred stock is antidilutive for all periods presented.

Risk and Uncertainties - The Company is subject to risks common to companies in the manufacturing industry, including, but not limited to, litigation, product liability, development of new technological innovations, dependence on key personnel and protections of proprietary technology.

Recent Accounting Pronouncements
In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, (“FIN 46’) “Consolidation of Variable Interest Entities” which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The implementation of the pronouncement did not have a material effect on our financial condition and cash flows.

In May 2003, the FASE issued Statement of Financial Accounting Standard (“SFAS”) No. 150, ‘Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity’. The SFAS No.150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The implementation of the pronouncement did not have a material effect on our financial condition and cash flows.

In December 2003, the issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” rescinded the accounting guidance contained in SAB No. 101, “Revenue Recognition in Financial Statements,” and incorporated the body of previously issued guidance related to multiple-element revenue arrangements. The Company’s adoption of SAB No. 104 did not have any impact on its financial statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
In March 2004, the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”), but delayed the recognition and measurement provisions of EITF 03-1 in September 2004. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. The Company’s adoption of the requirements did not have a significant impact on the Company’s disclosures.

In July 2004, the FASB issued EITF Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other than Common Stock” (“EITF 02-14”). EITF 02-14 requires application of the equity method of accounting when an investor is able to exert significant influence over operating and financial policies of an investee through ownership of common stock or in-substance common stock. EITF 02-14 is effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 will not have a significant impact on the Company’s financial statements.

On December 16, 2004, the FASB issued Statement No. 123R, “Share-Based Payment” which requires companies to record compensation expense for stock options issued to employees at an amount determined by the fair value of the options. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005. As such, effective with the Company’s first fiscal quarter of 2006, SFAS No. 123R will eliminate the Company’s ability to account for stock options using the method permitted under APB 25 and instead require us to recognize compensation expense should the Company issue options to its employees or non-employee directors. The Company is in the process of evaluating the impact adoption of SFAS No. 123R will have on the financial statements.

Business Segments
The Company operates in one segment and therefore segment disclosure is not presented. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing the performance of the segment.

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations, has negative working capital, has a stockholders’ deficit and certain debt is in default that raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate the Company's capital deficiency, (2) refinance existing debt on existing assets, (3) lease larger facilities in order to manufacture certain products thereby reducing costs and (4) market motorcycle accessories through significant, proven trade shows that produce individual orders in excess of $75,000.

NOTE C - INVENTORIES

Inventories consisted of the following at December 31, 2004:

Raw materials	$19,749
Work-in-process	40,869
Finished goods	99,726

$160,344

NOTE D - NOTES PAYABLE

Notes payable at December 31, 2004 includes an unsecured non-interest bearing note payable for $28,380 to an unrelated individual dated July 30, 2004. An interest rate of 7% per annum is imputed. Payments on the note of $3,000 begin January 1, 2005 through October 1, 2005. The second note is an unsecured non-interest bearing note payable due on demand from a stockholder of the Company also dated July 30, 2004. An interest rate of 7% per annum is imputed. At December 31, 2004, the note balance is $16,793 with imputed interest of $482 included in accrued expenses. Payments are $2,000 per month though September 30, 2005. Both notes payable mature in 2005.

In 2003, the note payable to Bank, that was originally collateralized by certain transportation equipment and guaranteed by one of the Company’s officers, was transferred to the Officer. During 2002, the loan went into default whereby the bank repossessed the equipment. The amount transferred to the Officer in 2003 was $64,381 in exchange for common stock of the Company.

NOTE E - BANK LINE OF CREDIT

At December 31, 2003, the Company’s bank line of credit in the amount of $32,314 was reclassified as short-term credit card debt, and included in accounts payable. A separate line of credit was guaranteed by one of the Officers of the Company, and in 2003, the balance of the line of credit of $20,448 was transferred to the Officer in exchange for common stock of the Company.

NOTE F - OPERATING LEASES

As of December 31, 2004, the Company has two long-term non-cancelable operating leases for warehouse and office space. The initial lease terms expire December 31, 2006 and October 1, 2008, both with two year renewal options, as defined. The amount charged to rent expense is $84,907 in 2004 and $41,231 in 2003. Minimum future lease payments for the initial lease terms as of December 31, 2004 are as follows:

Year ending December 31,	Amount

2005	$91,770
2006	96,368
2007	47,787
2008	37,167
Total minimum future lease payments	$273,092

NOTE G - EQUITY

During the year ended December 31, 2004, the Company issued 3,183,516 shares of common stock in exchange for cash, services and compensation and 1,630,117 shares, as approved in 2003 (see below), for a total of 4,813,633 shares of its common stock as follows:

During 2004, the Company issued 895,000 shares to several unrelated investors under a Regulation D private placement offering. The Company received cash proceeds of $346,645 for 895,000 shares of common stock issued and recorded $20,759 in consulting services, as the fair market value on the date of issue for 57,420 shares.

In January and December, 2004, 1,797,625 shares of common stock were issued as bonus and compensation to Officers, employees and directors. Compensation expense of $555,214 was expensed at the fair market value on the date of the compensation agreement. In December 2004, 200,000 of these shares were retired resulting in a decrease in compensation expense of $54,000.

Services were rendered by a public relations company in exchange for 433,471 shares. Consulting expenses of $170,001 was charged as the fair value of services rendered. In December 2004, 125,000 of these shares were retired resulting in a decrease in consulting expenses of $37,500.

NOTE G - EQUITY (continued)

During the first quarter 2004, the Company retired 155,100 shares of common stock issued in 2003 to a consultant due to nonperformance resulting in a decrease in consulting expense of $77,550. In the fourth quarter, the Company retired 200,000 of free trading options previously expensed using the Black-Scholes option pricing method as required under SFAS No, 123, see below, resulting in an additional decrease in consulting expense of $65,050. The options were retired due to the termination of the consulting agreement.

On December 19, 2003, the Company adopted a non-qualified stock compensation plan to register 500,000 shares of common stock and 250,000 options to purchase shares the common stock at $.30 per share for a total registration and issuance of 750,000 shares of common stock (see Note I).

During the year ended December 31, 2003, the Company issued a total of 749,357 shares and approved the issuance of 1,630,117 shares of its common stock for a total of 2,379,474 shares as follows:

In June, August and December, 2003, 83,000 shares of common stock were issued as bonus and compensation to employees. Compensation expense of $ 23,130 was expensed as the fair value of the shares on the date of issue.

During 2003, a consultant provided services in exchange for 60,000 shares. Consulting expenses of $18,000 was expensed as the fair value for 2003 services.

During 2003, the Company issued 291,157 shares to several unrelated investors under a private placement offering. The Company received cash proceeds of $27,000 for 122,857 shares of common stock issued and, recorded $67,057 in consulting services for 168,300 shares of common stock issued.

On November 3, 2003, as amended on March 3, 2004, the Company entered into a consulting agreement to promote the Company in the investment community. The term of the agreement was initially for six months with an option to extend but was amended on March 13, 2004 to give the Company the right to terminate the contract after the first three months of the contract extension after the initial contract expires. The consultant shall be entitled to receive $25,000 cash per month, with adjustments (after the initial month of the agreement at $40,000), or the equivalent in free trading stock. Based upon the terms of the agreement, the Company issued 247,780 shares in 2003 having a fair value of $ 65,000 for consulting services.

NOTE G - EQUITY (continued)

The consultant also has the option to purchase $240,000 worth of free trading options at 30% discount to market, up to a maximum of 799,999 shares and at a floor price of $.30 per share. The consultant exercised some of its purchase options in 2003 and the Company received cash proceeds of $21,574 for 67,420 options exercised at a price of $.32 per share. The fair value of the options aggregating $130,105, was estimated on the grant date using the Black-Scholes option pricing method as required under SFAS No, 123 with the following weighted average assumptions: expected dividend yield 0%, volatility 166%, risk-free interest rate 0.93%, expected term, 6 months. The $130,105 was charged to consulting expense at the grant date.

On September 30, 2003, the Company’s chief executive officer and corporate secretary agreed to take and accept as payment 1,104,531 common shares for their accumulated accrued compensation through December 31, 2002 which amounted to $242,997 on September 30, 2003. In addition, on that date, they agreed to take a bank note payable and line of credit amounting to $84,829 that are personally guaranteed in exchange for 385,586 shares. These shares were issued January 20, 2004.

During 2003, a consultant provided services in exchange for 140,000 shares of common stock. Consulting expense of $42,000 was expensed as the fair value for 2003. These shares were issued in 2004.

NOTE H - INCOME TAXES

The Company has approximately $266,000 of federal and state net operating losses that expire in various years through the year 2024.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2004 consists of net operating loss carry forwards calculated using federal and state effective tax rates. Because of the Company’s lack of earnings history, the deferred tax asset has been fully offset by a valuation allowance. The valuation allowance increased by approximately $103,500 and $12,000 for the years ended December 31, 2004 and 2003, respectively.

The Company’s net deferred tax asset as of December 31, 2004 is as follows:
Net operating loss carryforwards                         $ 266,000
Valuation allowance                                                 (266,000)
                                 Net deferred tax asset   $      --
                                                                                                    ========
NOTE H - INCOME TAXES (Continued)

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
Income tax computed at the federal statutory rate	34%	34%
State income taxes, net of federal tax benefit	4%	4%
Valuation allowance	(38%)	(38%)
Total deferred tax asset	0%	0%

NOTE I - RELATED PARTY TRANSACTIONS

On November 1, 1999, the Company entered into annual renewable employment agreements with its chief executive officer and president and its corporate secretary (“Officers”). The agreements provide for compensation to these two Officers beginning in 2000 with annual renewals upon the mutual agreement of the Company and Officers, for an incentive salary equal to one half of one percent (1/2%) of the adjusted net profits (as defined) and for other normal benefits. For 2004 and 2003, Officers’ compensation under the terms of the agreements are $186,219 and 400,000 shares of the Company’s common stock and $169,290 salary and 400,000 shares of the Company’s common stock respectively. The 800,000 shares compensation for 2004 and 2003 was issued in 2004 at the fair market value of the shares on the date of agreement.

At December 31, 2002, $259,697 Officers’ compensation remained unpaid and was recorded as accrued compensation, shareholders. This accrued compensation was paid in common stock on September 30, 2003, See Note G.

The Company has a shareholder loan payable to these two Officers. The loan bears interest at 7%, is due on demand and at December 31, 2004, the balance, including accrued interest, is $73,949.

The Officers are guarantors of certain credit card debts of the Company.

NOTE J - SUBSEQUENT EVENTS

On February 16, 2005, 50,000 shares of common stock were issued to an outside consultant in exchange for services performed. Consulting services of $12,500 were recorded, representing the fair market value ($.25) on that date.

In February and March 2005, the Company sold 239,761 shares of common stock to several unrelated investors under a private placement offering at prices varying from $.13 to $.20 per share, and received cash proceeds of $33,000.

ITEM 8. Changes with and Disagreements With Accountants on Accounting And Financial Disclosure

None.

Item 8A. Controls and Procedures

Quarterly Evaluation of Controls

    As of the end of the period covered by this annual report on Form 10-KSB, We evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Pierre Elliott ("CEO") and by Lisa Elliott, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

Name	Age	Position

Pierre Elliott	43	President and CEO for Diamond Powersports; Director

Lisa Elliott	41	Controller; Director

Margaret Hurley	46	Director

David A. Lewis, PH.D	50	Marketing Director; Director

Pierre Elliott has been President & CEO and Chairman of Diamond Powersports since its inception in 1992. Mr. Elliott has over 25 years experience in various aspects of the motorcycle industry including: manufacturing, wholesaling, inventory management, quality control, service and retail sales. During Diamond Powersports’ history, Mr. Elliott developed and implemented all operations and developments creating a company that started with less than 50 customers, and today retails and wholesales products over 1,500 customers worldwide. Prior to this, Mr. Elliott also owned several local ventures during a time span of five years including a restaurant, a grocery store, and home cleaning service. During this time, Mr. Elliott gained experience modifying racing bikes on a part-time basis. Prior to this, Mr. Elliott had approximately 10 years of other industry experience in employment with various local motorcycle sales and service offices. Mr. Elliott is a member of the Diamond Racing team and the National Hot Rod Association. Pierre Elliott is married to Lisa Elliott.

Lisa Elliott has served as Secretary and Director of Diamond Powersports since its inception in 1992. During her tenure she has been in charge of staffing, customer relations, and assists the accounting department. Mrs. Elliott served previously as a financial accountant for Colorfilm Video and Mobo Enterprises. During her tenure there, Mrs. Elliott was responsible for Diamond Powersports’ daily accounting transactions including accounts receivable and accounts payable. Lisa Elliott is married to Pierre Elliott.

Margaret Hurley serves in the capacity as a Marketing Director and Director of Diamond Powersports since September of 1999. Prior to joining Diamond Powersports, Mrs. Hurley was a team manager for State Farm Insurance Co. for over 19 years. Mrs. Hurley’s background experience consists of defining a market and managing the marketing process. Mrs. Hurley’s responsibilities include managing market penetration and product quality control. Mrs. Hurley holds a bachelor’s degree in Criminal Justice from the University of Central Florida.

Dr. David A. Lewis serves in the capacity as Director of Marketing of Diamond Powersports since September of 1999. Dr. Lewis was previously the Director of Pastoral care at Covenant Life Christian Church in Ft. Lauderdale, Florida where he was been employed for the last 12 years. Prior to this, Dr. Lewis owned Tropical Clima-Coat, Inc., which provided construction services to commercial and residential buildings. As the Owner/ President, Dr. Lewis managed all aspects of the business including construction operations, marketing, and accounting. Dr. Lewis has traveled to several countries outside the U.S., including Mexico, Kenya, Ecuador, Belize, and Haiti, to give seminars on organizational and corporate structure and provide corporate assistance to charitable organizations. Dr. Lewis holds his PH.D from So. Fla. Bible College and is licensed in the State of Florida as a counselor.

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

Code of Ethics

The Company is presently working with its legal counsel to prepare and adopt a code of ethics that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (the "Code of Ethics"). A draft of the Code of Ethics is attached hereto as Exhibit 14.1. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2003. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. Executive Compensation

Summary Compensation Table

No compensation in excess of $150,000 was awarded to, earned by, or paid to any executive officer of Diamond Powersports during the years 2004, 2003 and 2002. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Pierre Elliott and Lisa Elliott, Diamond Powersports' chief executive officer and secretary for the past three years.

SUMMARY COMPENSATION TABLE
Annual Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
Pierre Elliott Chief Executive Officer Lisa Elliott Secretary	2004 2003 2002 2004 2003 2002	121,000 110,000 100,000 65,219 59,290 38,500	- - - - - -	- - - - - -	$144,000(2) $98,000 (1) - $144,000(3) - -	- - - - - -	- - - - - -	- - - - - -

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

Diamond Powersports has also entered into an employment agreement with Lisa Elliott for a term of 1 year, ending on December 31, 2004. Pursuant to the agreement, Mrs. Elliott serves as Secretary, Controller and Director. Mrs. Elliott shall receive an annualized salary of $65,219, payable in installments according to the Employer’s regular payroll schedule. Mrs. Elliott is also entitled to an incentive bonus of .5% of the gross profits. Mrs. Elliott is also entitled to receive 200,000 shares of restricted common stock for 2004.

    Both agreements provide for reimbursement of Diamond Powersports' expenses and may be terminated with 30 days written notice by the employee. The agreements carry a two-year non-competition agreement from the time of termination.

(1)	Includes 380,000 shares of common stock issued under our non-qualified 2003 compensatory plan.
(2)	Includes 200,000 shares of restricted common stock for 2003.
(3)	Includes 200,000 shares of restricted common stock for 2003.

Compensation of Directors

Diamond Powersports committed itself to compensate each of its Board of Directors with 7,000 shares of its common stock per annum. Board members typically meet on a quarterly basis.

Stock Option Awards

There were no options granted to the Company’s Chief Executive Officer during 2004.

Aggregated Option Exercises and Fiscal Year End Option Values

There were no options exercised by the Company’s Chief Executive Officer during 2004.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of Diamond Powersports’ Common Stock as of December 31, 2004, with respect to: (i) each person known to Diamond Powersports to be the beneficial owner of more than five percent of Diamond Powersports’ Common Stock, (ii) all directors; and (iii) directors and executive officers of Diamond Powersports as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 4, 2005, there were 14,868,344 shares of common stock outstanding. As of April 4, 2005, there were no preferred shares outstanding.

Beneficial Owners of 5% or more of our Common Stock
(1) Title of Class	(2) Name and Address of Beneficial Owner(s)	(3) Amount and Nature of Beneficial Ownership	(4) Percent of class

Common Stock ($.001 par value)	Pierre Elliott Lisa Elliott 5150 NW 109th Ave., Suite 4 Sunrise, FL 33351	10,441,135 (1)	70.2%

The following table sets forth the number of shares owned beneficially on April 5, 2004, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.

Ownership of Directors and Officers
(1) Title of Class	(2) Name and Address of Beneficial Owner(s)	(3) Amount and Nature of Beneficial Ownership	(4) Percent of class
Common Stock ($.001 par value) Common Stock ($.001 par value) Common Stock ($.001 par value) Common Stock ($.001 par value)

Pierre Elliott
Lisa Elliott
5150 NW 109th Ave., Suite 4
Sunrise, FL 33351

Margaret Hurley
5150 NW 109th Ave., Suite 4
Sunrise, FL 33351

Dr. David A. Lewis
5150 NW 109th Ave., Suite 4
Sunrise, FL 33351

All Directors & Officers
		10,441,135 (1) 6,000 171,000 10,618,135	70.2% **% **% 73.3%

(1)	Pierre and Lisa Elliott are the beneficial owners of the above securities and hold them as Joint Tenancy with Rights of Survivorship.

** Less than 1%

(a)	Changes in Control

The Company knows of no arrangements that may at a subsequent date result in a change of control in the Company.

ITEM 12. Certain Relationships and Related Transactions

During the year ended December 31, 2004, the Company issued 3,183,516 shares of common stock in exchange for cash, services and compensation and 1,630,117 shares, as approved in 2003 (see below), for a total of 4,813,633 shares of its common stock as follows:

During 2004, the Company issued 895,000 shares to several unrelated investors under a Regulation D private placement offering. The Company received cash proceeds of $346,645 for 895,000 shares of common stock issued and recorded $20,759 in consulting services, as the fair market value on the date of issue for 57,420 shares.

In January and December, 2004, 1,797,625 shares of common stock were issued as bonus and compensation to Officers, employees and directors. Compensation expense of $555,214 was expensed at the fair market value on the date of the compensation agreement. In December 2004, 200,000 of these shares were retired resulting in a decrease in compensation expense of $54,000.

Services were rendered by a public relations company in exchange for 433,471 shares. Consulting expenses of $170,001 was charged as the fair value of services rendered. In December 2004, 125,000 of these shares were retired resulting in a decrease in consulting expenses of $37,500.

During the first quarter 2004, the Company retired 155,100 shares of common stock issued in 2003 to a consultant due to nonperformance resulting in a decrease in consulting expense of $77,550. In the fourth quarter, the Company retired 200,000 of free trading options previously expensed using the Black-Scholes option pricing method as required under SFAS No, 123, see below, resulting in an additional decrease in consulting expense of $65,050. The options were retired due to the termination of the consulting agreement.

On September 30, 2003, the Company’s chief executive officer and corporate secretary agreed to take and accept as payment 1,104,531 common shares for their accumulated accrued compensation through December 31, 2002 and amounted to $242,997 on September 30, 2003. In addition, on that date, they agreed to take a bank note payable and line of credit amounting to $84,829 that are personally guaranteed in exchange for 385,586 hares. These shares were issued January 20, 2004.

During 2003, a consultant provided services in exchange for 140,000 shares of common stock. Consulting expense of $42,000 was expensed as the fair value for 2003. These shares were issued in 2004.

ITEM 13. Exhibits and Reports on Form 8-K

(a)	Financial Statements
1. The following financial statements of Diamond Powersports, Inc. are included in Part II, Item 7:

Independent Auditors’ Report…………………………………  14
Balance Sheet-December 31, 2004……………………………… 15-16
Statements of Operations - years ended
December 31, 2004 and 2003………………………….  17-18
Statements of Cash Flows - years ended
December 31, 2004 and 2003………………….………  19-20
Statements of Stockholders’ Equity - years ended
December 31, 2004 and 2003…………………………    21
Notes to Financial Statements……………………………………22-28

2. Exhibits

3. Articles of incorporation, bylaws and related amendments are incorporated by reference to Exhibit No. 1 of Form 10-SB filed November 1999.

14.1.   Code of Ethics

31.1.   Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2.   Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer

32.1.   Section 1350 Certifications of Chief Executive Officer

32.2.   Section 1350 Certifications of Chief Financial Officer

(b)	Reports on Form 8-K

        There were no reports on Form 8-K for the three months ended December 31, 2004.

ITEM 14. Controls and Procedures

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to Perrella & Associates, P.A., our current independent auditor ("Perrella") for the audit of the Company's annual financial statements for the years ended December 31, 2003.

Year Ended December 31	2004		2003

Audit Fees (1)	$28,495	(3)	$25,000	(2)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$28,495		$25,000

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

(3)
The amounts shown for Perrella in 2004 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2003, and (ii) the review of the financial statements included in the Company's filings on Form 10-QSB for the first, second and third quarters of 2004.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of the Company's financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by Perrella & Associates after December 2004 were pre-approved by the Board of Directors of the Company.

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

(a) On December 31, 2004, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND POWERSPORTS, INC.. (Registrant)

Date: April 15, 2005	By:	/s/ Pierre Elliott
Name: Pierre Elliott
Title: Chief Executive Officer

/s/ Pierre Elliott
Pierre Elliott
Chief Executive Officer
Director

/s/ Lisa Elliott
Lisa Elliott
Secretary, Treasurer,
Director

/s/ David Lewis
David Lewis
Director