Form 10QSB
period 2005-03-31
DIAMOND POWERSPORTS INC
filed 2005-05-19
CIK 1098865

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the quarterly period ended March 31, 2005

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

(954) 749-8606
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of May 12, 2005: 14,868,344

Number of shares of preferred stock outstanding as of May 12, 2005: 0

Index

Index

ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

DIAMOND POWERSPORTS, INC.
Balance Sheet (Unaudited)
For the three months ended March 31, 2005

ASSETS
2005
CURRENT ASSETS
Cash and Cash Equivalents
Accounts Receivable, net of allowance for doubtful
accounts of $15,000 in 2005	$71,495
Inventory	167,123
TOTAL CURRENT ASSETS	238,618

PROPERTY AND EQUIPMENT
Machinery and equipment	45,074
Furniture and fixtures	30,032
Trade show and transportation equipment	255,154
Accumulated Depreciation	(87,227)
Net Property and Equipment	243,033

OTHER SHEETS
Prepaid expenses	10,817
Deposits	704
11,521

TOTAL ASSETS	$493,172

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$5,351
Accounts payable and accrued expenses	297,032
Notes payable	45,173
Shareholder loan	78,443
Accrued compensation - Stock	21,150
TOTAL CURRENT LIABILITIES	447,149

STOCKHOLDERS' EQUITY
Preferred Stock ($.001 par value, 5,000,000 authorized:
none issued and outstanding)
Common Stock ($.001 par value, 100,000,000 shares authorized:
14,868,344 shares issued and outstanding)	14,869
Additional Paid-in-Capital	2,168,642
Accumulated Deficit	(2,137,488)
TOTAL STOCKHOLDERS' EQUITY	46,023

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$493,172

The accompanying notes are an integral part of the financial statements

Index

DIAMOND POWERSPORTS, INC.
Statements of Operations (Unaudited)
For the three months ended March 31, 2005 and 2004

	2005	2004
SALES AND COST OF SALES:
Sales	$268,716	$263,481
Cost of Sales	142,089	148,775
Gross Profit	126,627	114,706

OPERATING EXPENSES:
Consulting fees	15,100	188,840
Payroll expenses	114,703	80,981
Selling, general and administrative	81,677	110,458
	211,480	380,279

OPERATING LOSS	(84,853)	(265,573)

OTHER EXPENSE:
Interest Expense	1,815	1,037

NET LOSS	$(86,668)	$(266,610)

Net Loss Per Common Share
Basic & Fully Diluted	$(0.01)	$(0.02)

Weighted Average Common
Shares Outstanding - Basic and Fully Diluted	14,663,464	12,557,000

The accompanying notes are an integral part of the financial statements

Index

DIAMOND POWERSPORTS, INC.
Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,668)	$(266,710)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	8,000	752
Non-cash interest services and compensation expense	34,944	188,940
(Increase) decrease in operating assets:
Accounts receivable	(40,973)	(24,260)
Inventory	(6,779)	(32,728)
Deposits & Prepaid Expenses	3,144	(5,927)
Increase (decrease) in operating liabilities:
Bank overdraft	5,351	(6,716)
Accounts payable and accrued expenses	54,033	8,718

NET CASH USED IN OPERATING ACTIVITIES	(28,948)	(137,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,850)	(935)

NET CASH USED IN INVESTING ACTIVITIES	(10,850)	(935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	33,000	112,645
Proceeds from stockholder loans, net	3,200	39,974

NET CASH PROVIDED BY FINANCING ACTIVITIES	36,200	152,619

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(3,598)	13,753

CASH AND CASH EQUIVALENTS:
Beginning of period	3,598	-

End of period	$-	$13,753

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the quarter for interest	$521	$1,112
Non-cash investing and financing activities:
Common stock issued in exchange for services and compensation	$33,650	$188,940
Conversion of accounts payable into common stock by officer	$-	$42,000

The accompanying notes are an integral part of the financial statements

Index

DIAMOND POWERSPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2004 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at March 31, 2005, the results of operations for the three month periods ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004. The results for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

NOTE 2 - GOING CONCERN CONSIDERATION

The Company has suffered recurring losses, has negative cash flows from operations of $28,948 and has an accumulated deficit of $2,137,488 at March 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products additional distribution channels. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE 3 - COMMON STOCK ISSUANCES

During the quarter ended March 31, 2005, 289,761 shares of common stock were issued by the Company, 239,761 shares were sold for $33,000 at prices ranging from $.13 to $.20 and 50,000 shares were issued for $12,500 of consulting services at fair market value of shares on the date of issuance.

NOTE 4 - STOCKHOLDER LOAN PAYABLE

During the quarter ended March 31, 2005 the Company received an additional $3,200, net, on an existing loan from the Company's President and majority stockholder, Mr. Pierre Elliott. The loan is unsecured, due on demand and bears interest at 7% per annum. The loan is not evidenced by a promissory note but rather is an oral agreement between Mr. Elliott and the Company. The loan is used to fund working capital.

Index

NOTE 5 - OTHER MANAGEMENT DISCLOSURES

Management's Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) Per Share - Basic earnings (loss) per share exclude dilution and are computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the periods.

Diluted earnings per share are computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.

Revenue Recognition- Revenue is recognized when goods are shipped provided collection of the resulting receivable is probable. If any material  contingencies are present, revenue recognition is delayed until all material contingencies are eliminated.

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

Index

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

The main markets for Diamond Powersports are individual retail customers And wholesale buyers. In the fourth quarter of last year we developed relationships with two large, national distributors. In the quarter ending March 31, 2005 these distributors accounted for 27% and 14% of our revenues.

Index

RESULTS OF OPERATIONS

Net Income (Loss)

The Company had a net loss of $86,668 for the three months ended March 31, 2005 versus a net loss of $266,610 for the same period ended March 31, 2004. The reduction of the net loss was due to an increase in revenues of $5K (2%) over the prior year and a reduction of expenses of $175K (33%) when compared to the prior year.

Sales

Revenues increased $5K or 2% to $269K for the three months ended March 31, 2005 as compared with $263K for the three months ended March 31, 2004.

These increases were due to our expanding product line and that our products are now being distributed by two major motorcycle parts distributors.

Product sales consisted primarily of the following:

- Oil pans	Flame Sliders	License Plate Brackets
- Oil Plug	Kickstands	Tires
- Block mirror plate	Ignitions	Chain Guards
- Chains	Bar Ends	Heel Guards
- Lowering links	Race engine valves
- Exhaust Bracket	Front End Straps
- Frame Sliders	Sprockets

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

The cost of goods sold for the three months ended March 31, 2005 was $142K versus $149K for the same period in 2004. Cost of sales as a percentage of sales decreased from 56% in 2004 to 53% in 2005 resulting in an improvement in our gross profit margin. This is attributed to our effort to increase sales of products with higher margins that we implemented in 2004.

Expenses

Total selling, general, and administrative expenses for the three months ended March 31, 2005 decreased by $109K to $82K from $191K in 2004. In comparison with the three month period ended March 31, 2005, payroll increased $34K due to additional employees being added as compared to the 2004 period. Consulting fees decreased by $173K to $15K from $188K in 2004 due primarily to discontinuance of non-operational corporation promotion efforts paid for primarily from stock issuances.

In March 2005 we purchased an Ultrasonic parts cleaner. The parts cleaner will enable us to reduce payroll expenses used in prior years to clean polished parts prior to packaging and shipping and enable us to ship these products faster.

Index

Liquidity and Capital Resources

On March 31, 2005, we had cash of $-0- and a negative working capital of $209K. This compares with cash of $3,598 and a negative working capital of $168K at December 31, 2004. We believe our working capital deficit will improve each quarter as we reduce our accounts payable and accrued expenses while increasing certain current assets such as inventory. We expect our working capital to improve as one our major customers has agreed to expedite payment to us and in certain instances to prepay for goods at the time the order is placed.

Net cash used in operating activities was $29K for the three months ended March 31, 2005 as compared with net cash used in operating activities of $138K for the period ended March 31, 2004. The decrease in cash used in operating activities was primarily attributable to the reduction of our net loss for the period through expense reductions.

Net cash used in investing activities was $11K for three months ended March 31, 2005 as compared with net cash used in investing activities of $1K for the same period ended March 31, 2004.

Net cash provided by financing activities totaled $36K for the three months ended March 31, 2005 as compared with net cash provided by financing activities of $153K for the three months ended March 31, 2004. The decrease in net cash provided by financing activities during the 2005 period was because of reduction of in proceeds from sales of common stock when compared with the prior period.

Going Concern

The ability of Diamond Powersports to continue as a going concern is dependent on developing operations, increasing revenues and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate the Diamond Powersports' capital deficiency, and (2) seek additional distribution affiliates to increase sales and improve cash flows from Diamond Powersports.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

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

Index

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

Index

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

None.

Item 6. Exhibits and Reports on Form 8-K

31.1 CEO Certification Pursuant to Section 302
31.2 CFO Certification Pursuant to Section 302
32.1 CEO Certification Pursuant to Section 906
32.2 CFO Certification Pursuant to Section 906

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND POWERSPORTS, INC. (Registrant)

Date: May 16, 2005	By:	/s/ Lisa Elliott
Lisa Elliott
Chief Financial Officer

Date: May 16, 2005	By:	/s/ Pierre Elliott
Pierre Elliott
Chief Executive Officer