Form 10QSB
period 2005-06-30
DIAMOND POWERSPORTS INC
filed 2005-08-12
CIK 1098865

DOCUMENT
 TYPE 10QSB
 SEQUENCE 1
 FILENAME doc1.txt
 TEXT

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT
     OF  1934  for  the  quarterly  period  ended  June 30, 2005

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of August 11, 2005: 15,150,344

Number of shares of preferred stock outstanding as of
August 11, 2005:  0





                              INDEX TO FORM 10-QSB
                              --------------------


PART  I										   Page No.


Item  1.  Financial  Statements  (Unaudited)

          Balance Sheet - June 30, 2005 (Unaudited)                      3

          Statements of Operations - Three and Six Months Ended
          June 30, 2005 and 2004  (Unaudited)                         	 4

          Statements of Cash Flows - Three Months Ended
          June 30, 2005 and 2004  (Unaudited)                            5

          Notes to Financial Statements (Unaudited)                      6

Item  2.  Management's Discussion and Analysis of Financial Condition
          And  Results  of  Operations                                   7-10

Item  3.  Quantitative and Qualitative Disclosures on Market Risk        10

Item  4.  Controls and Procedures                                        10-12

PART  II
--------

Item  1.  Legal  Proceedings                                             12

Item  2.  Changes  in  Securities                                        13

Item  3.  Defaults Upon Senior Securities                                13

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders    13

Item  5.  Other  Information                                             13

Item  6.  Exhibits                                                       13




DIAMOND POWERSPORTS, INC.
Balance Sheets (Unaudited)
For the six months ended June 30, 2005

ASSETS



2005
CURRENT ASSETS


Cash and Cash Equivalents
$                    -0-

Accounts Receivable, net of allowance for doubtful accounts
120,454

Inventory

94,076


TOTAL CURRENT ASSETS
214,530




PROPERTY AND EQUIPMENT


Machinery and equipment
46,231

Furniture and fixtures
30,032

Trade show and transportation equipment
255,154

Accumulated Depreciation
(95,226)

   Net Property and Equipment
236,191




OTHER ASEETS


Prepaid expenses
10,611

Deposits

1,403



12,014






TOTAL ASSETS
 $                462,735




LIABILITIES AND STOCKHOLDERS' EQUITY




CURRENT LIABILITIES


Bank overdraft
 $                  17,788

Accounts payable and accrued expenses
271,435

Accrued Compensation - Stock
21,150

Lease Payable
13,702

Notes payable
39,173

Shareholder loan
70,615


TOTAL CURRENT LIABILITIES
 $                433,863




STOCKHOLDERS' EQUITY


Preferred Stock ($.001 par value, 5,000,000 authorized:


none issued and outstanding)


Common Stock ($.001 par value, 100,000,000 shares authorized:


15,009,344 shares issued and outstanding)
 $                  15,009

Common stock top be delivered ($.001 par value; 10,000)
10,000

Additional Paid-in-Capital
2,189,651

Accumulated Deficit
(2,185,788)


TOTAL STOCKHOLDERS' EQUITY
 $                  28,872






TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
 $                462,735




The accompanying notes are an integral part of the financial statements



DIAMOND POWERSPORTS, INC.
Statement of Operations (Unaudited)
For the three and six months ended June 30, 2005





Three months ended June 30,
Six months ended June  30,




2005
2004
2005
2004
SALES AND COST OF SALES:





Sales


 $                464,495
 $                488,310
 $                733,211
 $              752,289

Cost of Sales

                   298,858
                   303,862
                   440,947
                 453,112


Gross Profit
                   165,637
                   184,448
                   292,264
                 299,177








OPERATING EXPENSES:





Common stock issued for Services
                     12,500
                     41,667
                     12,500
                 285,843

Payroll expenses
                   119,956
                   102,201
                   234,659
                 177,612

Selling, general and administrative
                     79,700
                   101,707
                   175,801
                 163,116




                   212,156
                   245,575
                   422,960
                 626,571









OPERATING LOSS
 $                (46,519)
 $                 (61,127)
 $              (130,696)
 $            (327,394)








OTHER EXPENSE:





Interest Expense
                       1,558
                       1,432
                       4,049
                     2,465

















NET LOSS

 $                (48,077)
 $                 (62,559)
 $              (134,745)
 $            (329,859)









Net Loss Per Common Share





  Basic & Fully Diluted
 $                    (0.00)
 $                     (0.00)
 $                    (0.01)
 $                  (0.03)









Weighted Average Common





  Shares Outstanding - Basic and Fully Diluted
14,938,844
13,374,858
14,818,757
12,331,591
























The accompanying notes are an integral part of the financial statements


DIAMOND POWERSPORTS, INC.
Statement of Operations (Unaudited)
For the six months ended June 30, 2005 and 2004






2005
2004
CASH FLOWS FROM OPERATING ACTIVITIES:



Net loss

 $         (134,745)
 $       (329,859)

Adjustments to reconcile net loss to net



cash used in operating activities:




Depreciation
16,000
5,410


Non-cash services and compensation expense
57,164
285,843


(Increase) decrease in operating assets:





Accounts receivable
(89,932)
(63,568)



Inventory
66,268
(45,509)



Deposits & Prepaid Expenses
2,651
(27,249)


Increase (decrease) in operating liabilities:





Bank overdraft
(17,788)
(3,388)



Accrued compensation





Accounts payable and accrued expenses
81,076
(8,644)










NET CASH USED IN OPERATING ACTIVITIES
 $           (19,306)
 $       (186,964)







CASH FLOWS FROM INVESTING ACTIVITIES:



Purchases of property and equipment
 $           (12,007)
 $       (169,749)










NET CASH USED IN INVESTING ACTIVITIES
 $           (12,007)
 $       (169,749)







CASH FLOWS FROM FINANCING ACTIVITIES:



Proceeds from sales of common stock
33,000
327,645

Proceeds from stockholder loans
715
29,068

Repayments on Notes Payable
(6,000)











NET CASH PROVIDED BY FINANCING ACTIVITIES
 $             27,715
 $        356,713










NET INCREASE (DECREASE) IN CASH AND





  CASH EQUIVALENTS
 $             (3,598)
 $                    -







CASH AND CASH EQUIVALENTS:





Beginning of period
 $               3,598
 $                    -










End of period
 $                      -
 $                    -







SUPPLEMENTAL CASH FLOW INFORMATION:



Cash paid during the year for interest
 $               1,382
 $            2,465

Non-cash investing and financing activities:




Common stock issued in exchange for services
 $             54,800
 $        285,843


Conversion of accounts payable into common by officer
 $                      -
 $          42,000














The accompanying notes are an integral part of the financial statements




 /TABLE


                            DIAMOND POWERSPORTS, INC.
                          NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(UNAUDITED)

ITEM  1.

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

In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at June 30, 2005, the results of operations for the three and six month periods ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. The results for the period ended June 30, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

NOTE  2  -  GOING  CONCERN  CONSIDERATION

The Company has suffered recurring losses, has negative cash flows from operations of $19,306 and has an accumulated deficit of $2,185,788 at June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products additional distribution channels. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE  3  -  COMMON  STOCK  ISSUANCES

During the quarter ended June 30, 2005 the company issued 141,000 shares of stock for compensation. These shares were issued at $.15 per share, the fair
market value at the date of issuance.   During the quarter ended March 31, 2005
289,761 shares of common stock were issued by the Company, 239,761 were issued for $33,000 and 50,000 shares for consulting services. In August 2005 141,000 shares were issued for compensation.







NOTE  4  -  STOCKHOLDER  LOAN  PAYABLE


During the quarter ended June 30, 2005 the company repaid $9,200 on a loan from the Company's President and majority stockholder, Mr. Pierre Elliott.
During the quarter ended March 31, 2005 the Company received an additional $3,200, net, from Mr. Pierre Elliott. The loan is unsecured, due on demand and bears interest at 7% per annum. The loan is not evidenced by a promissory note but rather is an oral agreement between Mr. Elliott and the Company. The loan is used to fund working capital.

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

Earnings Loss) Per Share - Basic earnings (loss) per share exclude dilution and
-------------------------
is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the periods.

Diluted earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.

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

Overview
--------

Our operations primarily involve motorcycle accessory manufacturing and distributing, specializing in affordable brand name and after-market products. Through our emphasis on budget pricing and high quality products, we have developed a market in the motorcycle accessory and apparel industry. We currently operate one office that is maintained by a management team of three individuals. The present geographic area we operate includes primarily the Unites States, Canada and the Caribbean islands.

Marketing for our products is accomplished through print ads in newspapers and magazines as well as wholesale referral. Additionally, we utilize a network of industry wholesale buyers to sell large product quantities.

Our services include international shipping and a thirty-day refund policy, which many industry distributors do not currently offer. We believe our product prices, product quality and good customer service will differentiate our products from our competitors. For example, many of our listed prices currently match or are lower than the advertised prices of our major competitors. In addition, the aluminum metal alloy used in our lowering links and top clamps is a 7075 alloy that has been tested by Kaiser Aluminum, a non-affiliate, to be stronger than most traditional metal alloys. Our other products use a 6061 alloy that is slightly less in strength than the 7075 alloy but remains stronger than most of our competitors products. There are some competitors currently using the
6061 alloy in their products but we are not currently aware of any other companies using 7075 aluminum alloy in lowering links or top clamps. Also, we offer next day shipping on our products and our customer service professionals have an average of five years in the motorcycle industry which allows them to better serve our customers. However, since many of our competitors have greater brand loyalty and more capital resources than we do, there can be no assurance we will be successful in gaining that competitive advantage in our marketplace.

The main markets for Diamond Powersports are individual retail customers and wholesale buyers. In the fourth quarter of last year we developed relationships with two large, national distributors. In the six month period ending June 30, 2005 these distributors accounted for 37% and 10% of our revenues.

RESULTS  OF  OPERATIONS
-----------------------

Net  Income  (Loss)

The Company had a net loss of $48,077 for the three months ended June 30, 2005 versus a net loss of $62,559 for the same period ended June 30, 2004. The reduction of the net loss was due the reduction of expenses of from $245K to $212K during the current period year.

For the six months ended June 30, 2005 the Company had a net loss of $135K
compared to a loss of $330K for the six months ended June 30, 2004.   Expenses
in 2004 were impacted by $286K in consulting and other services that were paid via the issuance of stock.


Sales

Revenues decreased $23K or 5% to $464K for the three months ended June 30, 2005 as compared with $488K for the three months ended June 30, 2004. For the six months ended June 30, revenues were 2% lower or $19K to $733K. The decline was due in part because of certain difficulties with our suppliers meeting production schedules.


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

The cost of goods sold for the three months ended June 30, 2005 was $299K versus $304K for the same period in 2004. Cost of sales as a percentage of sales increased from 62% in 2004 to 64% in 2005 resulting in a modest decline
in our gross profit margin.   This is attributed to a much higher percentage of
our sales to large national distributors at lower margins.
Expenses

Total Operating Expenses for the six months ended June 30, 2005 decreased by $204K to $423K from $627K in 2004. Payroll increased in comparison with the prior year by $57K due to additional employees being hired.

In March 2005 we purchased an Ultrasonic parts cleaner. The parts cleaner will enable us to reduce payroll expenses used in prior years to clean polished parts prior to packaging and shipping and enable us to ship these products faster.


Liquidity and Capital Resources

On June 30, 2005, we had cash of $-0- and a negative working capital of $219K. This compares with cash of $3,598 and a negative working capital of $168K at December 31, 2004. We believe our working capital deficit will improve each quarter as we reduce our accounts payable and accrued expenses while increasing
certain current assets such as inventory.   We expect our working capital to
improve as one our major customers has agreed to expedite payment to us and in certain instances to prepay for goods at the time the order is placed.

 Net cash used in operating activities was $19K for the six months ended June 30, 2005 as compared with net cash used in operating activities of $187K for the period ended June 30, 2004. The decrease in cash used in operating activities was primarily attributable to the reduction of our net loss for the period.

Net cash used in investing activities was $12K for six months ended June 30, 2005 as compared with net cash used in investing activities of $170K for the same period ended June 30, 2004.

Net cash provided by financing activities totaled $28K for the six months ended June 30, 2005 as compared with net cash provided by financing activities of $357K for the three months ended June 30, 2004. The decrease in net cash provided by financing activities during the 2005 period was because of reduction of in proceeds from sales of common stock when compared with the prior period.

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

CEO  and  CFO  Certifications

Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

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

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected.
These inherent limitations include the realities that judgments in decision - making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

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



                                         DIAMOND  POWERSPORTS,  INC.
                                        (Registrant)

                                         /S/  Lisa  Elliott
Date:  August 12, 2005                     ------------------
                                         Lisa  Elliott
                                         Chief  Financial  Officer


                                         /S/  Pierre  Elliott
Date:  August 12, 2005                      --------------------
                                         Pierre  Elliott
                                         Chief  Executive  Officer






 /TEXT
 /DOCUMENT






13