Form 10QSB/A
period 2005-06-30
DIAMOND POWERSPORTS INC
filed 2005-08-15
CIK 1098865

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
DIAMOND POWERSPORTS, INC.
Statement of Operations (Unaudited)
For the three and six months ended June 30, 2005 and 2004
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
SALES AND COST OF SALES:
Sales:	$464,495	$488,310	$733,211	$752,289
Cost of Sales	298,858	303,862	440,947	453,112
Gross Profit	165,637	184,448	292,264	299,177

OPERATING EXPENSES:
Common stock issued for Services	12,500	41,667	12,500	285,843
Payroll expenses	119,956	102,201	234,659	177,612
Selling, general and administrative	79,700	101,707	175,801	163,116
	212,156	245,575	422,960	626,571

OPERATING LOSS	$(46,519)	$(61,127)	$(130,696)	$(327,394)

OTHER EXPENSE:
Interest Expense	1,558	1,432	4,049	2,465

NET LOSS	$(48,077)	$(62,559)	$(134,745)	$(329,859)

Net Loss Per Common Share
Basic & Fully Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Weighted Average Common
Shares Outstanding - Basic and Fully Diluted	14,938,844	13,374,858	14,818,757	12,331,591

The accompanying notes are an integral part of the financial statements

DIAMOND POWERSPORTS, INC.
Statement of Cash Flows (Unaudited)
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

Earnings (Loss) Per Share - Basic earnings (loss) per share exclude dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the periods.

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

Product   sales   consisted   primarily   of   the   following:

-	Oil Pans	Flame Sliders	License Plate Brackets
-	Oil Plug	Kickstands	Tires
-	Block mirror plate	Ignitions	Chain Guards
-	Chains	Bar Ends	Heed Guards
-	Lowering Links	Race engine valves	Exhaust Bracket
-	Front End Straps	Frame Sliders	Sprockets

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

DIAMOND POWERSPORTS, INC.
(Registrant)
Date: August 12, 2005	/s/ Lisa Elliott
Lisa Elliott

Chief Financial Officer
Date: August 12, 2005	/s/ Pierre Elliott
Pierre Elliott
Chief Executive Officer