Form 10QSB
period 2005-09-30
DIAMOND POWERSPORTS INC
filed 2005-11-16
CIK 1098865

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the quarterly period ended September 30, 2005
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 for the transition period from _______ to _______

DIAMOND POWERSPORTS, INC.
(Exact name of small business issuer as specified in its charter)
Florida	65-0419601
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

5150 N.W. 109th Avenue, Sunrise, Florida 33351
(Address of principal executive offices)
(954) 749-8606
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of November 14, 2005: 15,341,344

Number of shares of preferred stock outstanding as of November 14, 2005: 0

DIAMOND POWERSPORTS, INC.
Balance Sheet (Unaudited)
For the nine months ended September 30, 2005
ASSETS
2005
CURRENT ASSETS
Cash and Cash Equivalents	$ 920
Accounts Receivable, net of allowance for doubtful accounts	59,879
Inventory	179,227
TOTAL CURRENT ASSETS	214,530

PROPERTY AND EQUIPMENT
Machinery and equipment	46,231
Furniture and fixtures	30,032
Trade show and transportation equipment	255,154
Accumulated Depreciation	(103,226)
Net Property and Equipment	228,191

OTHER ASEETS
Prepaid expenses	10,611
Deposits	1,403
12,014

TOTAL ASSETS	$480,231

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$ 0
Accounts payable and accrued expenses	430,997
Accrued Compensation - Stock	0
Lease Payable	12,617
Notes payable	33,173
Shareholder loan	53,638
TOTAL CURRENT LIABILITIES	$ 530,425

STOCKHOLDERS' EQUITY
Preferred Stock ($.001 par value, 5,000,000 authorized:
none issued and outstanding)
Common Stock ($.001 par value, 100,000,000 shares authorized:
15,341,344 shares issued and outstanding)	$ 15,341

Additional Paid-in-Capital	2,241,619
Accumulated Deficit	(2,307,154)
TOTAL STOCKHOLDERS' (DEFICIT)	$ (50,194)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 480,231
The accompanying notes are an integral part of the financial statements
DIAMOND POWERSPORTS, INC.
Statement of Operations (Unaudited)
For the three and nine months ended September 30, 2005 and 2004
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
SALES AND COST OF SALES:
Sales:	$339,579	$453,300	$1,072,771	$1,205,357
Cost of Sales	221,099	138,841	662,086	580,891
Gross Profit	118,480	314,459	410,685	624,466

OPERATING EXPENSES:
Common stock issued for Services	21,150	0	63,4500	285,843
Payroll expenses	112,821	191,244	305,180	368,256
Selling, general and administrative	104,267	115,080	292,439	270,850
	238,238	306,324	661,069	924,949

OPERATING INCOME (LOSS)	$(119,758)	$8,135)	$(250,384)	$(300,483)

OTHER EXPENSE:
Interest Expense	1,679	537	5,729	3,195

NET INCOME (LOSS)	$(121,437)	$7,598	$(256,113)	$(303,678)

Net Loss Per Common Share
Basic & Fully Diluted	$(0.01)	$0.00	$(0.02)	$(0.03)

Weighted Average Common
Shares Outstanding - Basic and Fully Diluted	14,938,844	13,634,217	14,818,757	11,939,637

The accompanying notes are an integral part of the financial statements

DIAMOND POWERSPORTS, INC.
Statement of Cash Flows (Unaudited)
For the nine months ended September 30, 2005 and 2004
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (256,113)	$ (303,678)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	24,000	12,125
Non-cash services and compensation expense	75,950	285,843
(Increase) decrease in operating assets:
Accounts receivable	(29,357)	(75,905)
Inventory	(18,883)	(82,204)
Deposits & Prepaid Expenses	2,651	(13,176)
Increase (decrease) in operating liabilities:
Bank overdraft	-0-	(3,031)
Accrued compensation
Accounts payable and accrued expenses	200,392	(89,701)

NET CASH USED IN OPERATING ACTIVITIES	$ (1,360)	$ (170,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	$ (12,007)	$ (169,749)

NET CASH USED IN INVESTING ACTIVITIES	$ (12,007)	$ (239,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	43,000	332,409
Increase (decrease) in notes payable	(12,000)	44,691
Increase (decrease) in stockholder loans	(20,311)	33,068

NET CASH PROVIDED BY FINANCING ACTIVITIES	$ 10,689	$ 410,168

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	$ (2,678)	$ -

CASH AND CASH EQUIVALENTS:
Beginning of period	$ 3,598	$ -

End of period	$ 920-	$ -

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$ 1,382	$ 3,195
Non-cash investing and financing activities:
Common stock issued in exchange for services	$ 75,950	$ 285,843
Conversion of accounts payable into common by officer	$ -	$ 42,000

The accompanying notes are an integral part of the financial statements

DIAMOND POWERSPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
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

In the opinion of management, the unaudited financial statements contain all adjustments consisting only of normal recurring accruals considered necessary to present fairly the Company's financial position at September 30, 2005, the results of operations for the three and nine month periods ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. The results for the period ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2005.

NOTE 2 - GOING CONCERN CONSIDERATION

The Company has suffered recurring losses and has nominal cash flows from operations of $5,202 and has an accumulated deficit of $2,307,154 at September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products, additional distribution channels and longer term purchase agreements. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE 3 - COMMON STOCK ISSUANCES

During the quarter ended September 30, 2005 the company issued 191,000 shares of stock. 141,000 were for compensation and 50,000 were issued for stock sold in February 2005.  During the quarter ended June 30, 2005 141,000 shares were issued for compensation.  During the quarter ended March 31, 2005 289,761 shares of common stock were issued by the Company, 239,761 were issued for $33,000 and 50,000 shares for consulting services.

NOTE 4 - STOCKHOLDER LOAN PAYABLE

During the quarter ended September 30, 2005 the company repaid $18,000 on a loan from the Company's President and majority stockholder and $1,022 was recorded as interest on the loan. During  the quarter ended June  30, 2005 the company repaid $9,200 on a loan from the Company's President and majority stockholder, Mr. Pierre Elliott. During the quarter ended March 31, 2005 the Company received an additional   $3,200, net, from Mr. Pierre Elliott.   The loan is unsecured, due on demand and bears interest at 7% per annum.  The loan is not evidenced by a promissory note but rather is an oral agreement between Mr. Elliott and the Company. The loan is used to fund working capital.

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

The main markets for Diamond Powersports are individual retail customers and wholesale buyers.   In the fourth quarter of last year we developed relationships with two large, national distributors.   In the nine months  ending September 30, 2005 these distributors accounted for 42% and 10% of our revenues. During the three months ending September 30, 2005 these distributors accounted for 53% and 12% of our revenues.

RESULTS OF OPERATIONS

Net Income (Loss)

The Company had a net loss of $121,437 for the three months ended September 30, 2005 versus a profit of $7,598 for the same period ended September 30, 2004. Our largest wholesale customer, Tucker Rocky has taken most of our dealer customers from us therefore we are selling more product at wholesale prices this year as compared to the prior year. Operating expenses decreased from $306K to $238K during the current period year primarily due to lower payroll.

For the nine months ended September 30, 2005 the Company had a net loss of $250K compared to a loss of $300K for the nine months ended September 30, 2004.   Expenses in 2004 were impacted by $286K in consulting and other services that were paid via the issuance of stock.

 Sales

Revenues decreased $114K or 25% to $340K for the three months ended September 30, 2005 as compared with $453K for the three months ended September 30, 2004. For the nine months ended September 30, revenues were 11% lower or $133K to $1,073K.  The advent of two major hurricanes contributed to a decrease in 3rd quarter sales for 2005.  The hurricanes caused Diamond Powersports to shut down due to a loss of electrical power and to the closing of many sport bike dealerships throughout the Mississippi valley area.  We expect to increase sale in the fourth quarter due in part to the signing of a distributor agreement with the largest international motorcycle parts dealer.

The Company had a net loss of $48,077 for the three months ended September 30, 2005 versus a net loss of $62,559 for the same period ended September 30, 2004. The reduction of the net loss was due the reduction of expenses of from $245K to $212K during the current period year.

Product   sales   consisted   primarily   of   the   following:

-	Oil Pans	Flame Sliders	License Plate Brackets
-	Oil Plug	Kickstands	Tires
-	Block mirror plate	Ignitions	Chain Guards
-	Chains	Bar Ends	Heed Guards
-	Lowering Links	Race engine valves	Exhaust Bracket
-	Front End Straps	Frame Sliders	Sprockets

All revenues were from unrelated third parties and were made to retail consumers, distributors, dealers and wholesale buyers.

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

The cost of goods sold for the three months ended September 30, 2005 was $221K versus $139K for the same period in 2004. Cost of sales as a percentage of sales increased from 31% in 2004 to 65% in 2005 resulting in a decline in our gross profit margin.   The decline in gross profit is due to a higher concentration of sales to distributors' compared with sales to dealers.  The expected gross profit on dealer sales is approximately 62% while the gross profit on sales to dealers ranges from 30% to 40%.

Expenses

Total Operating Expenses for the Nine months ended September 30, 2005 decreased by $264K to $661K from $925K in 2004.

In March 2005 we purchased an Ultrasonic parts cleaner.  The parts cleaner will enable us to reduce payroll expenses used in prior years to clean polished parts prior to packaging and shipping and enable us to ship these products faster.

Liquidity and Capital Resources

On September 30, 2005, we had cash of $920 and a negative working capital of $390K.  This compares with cash of $3,598 and a negative working capital of $168K at December 31, 2004.   The company continues to negotiate for lower material and manufacturing costs which will help to improve cash flow.

Net cash used by operating activities was $21K for the Nine months ended September 30, 2005 as compared with net cash used in operating activities of $171K for the period ended September 30, 2004.

Net cash used in investing activities was $12K for Nine months ended September 30, 2005 as compared with net cash used in investing activities of $239K for the same period ended September 30, 2004.

Net cash provided by financing activities totaled $30K for the nine months   ended September 30, 2005 as compared with net cash provided by financing activities of $410K for the three months ended September 30, 2004. The decrease in net cash provided by financing activities during the 2005 period was because of reduction of proceeds from sales of common stock when compared with the prior period.

 The company is actively negotiating with private investors for additional working capital.

 Stock Compensation Plan The Company's stock compensation plan provides for 564,000 shares of stock to be issued annually to the officers and directors of the Company.

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

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms.   Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

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

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls   included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken.   This type of evaluation is done on a quarterly basis so that   the   conclusions   concerning   the   effectiveness   of   our   controls can be reported   in   our   quarterly   reports   on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary.   Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions".   These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

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

DIAMOND POWERSPORTS, INC.
(Registrant)
Date: November 14, 2005	/s/ Lisa Elliott
Lisa Elliott

Chief Financial Officer
Date: November 14, 2005	/s/ Pierre Elliott
Pierre Elliott
Chief Executive Officer