Form 10QSB/A
period 2004-03-31
DIAMOND POWERSPORTS INC
filed 2006-03-08
CIK 1098865

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 2004

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From ____to _____

DIAMOND POWERSPORTS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0419601
(State or other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

5150 N.W. 109th Avenue, Ste 4, Sunrise, Florida 33351
(Address of principal executive offices)

(954) 749-8606
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of
May 14, 2004: 12,915,498

Number of shares of preferred stock outstanding as of
May 14, 2004: none

Index

ITEM 1.

DIAMOND POWERSPORTS, INC.
BALANCE SHEET
AS OF MARCH, 31 2004 (UNUAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,753
Accounts receivable, net	49,981
Prepaid expenses	6,711
Inventory	148,007
TOTAL CURRENT ASSETS	218,452

FIXED ASSETS
Furniture and fixtures	17,905
Machinery and equipment	44,999
Transportation equipment	18,000
Accumulated depreciation	(59,952)
NET FIXED ASSETS	20,952

OTHER ASSETS:
Deposits and other assets	6,631
TOTAL OTHER ASSETS	6,631

TOTAL ASSETS	$246,035

See accompanying notes to financial statements

Index

DIAMOND POWERSPORTS, INC.
BALANCE SHEET (CONTINUED)
AS OF MARCH 31, 2004 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$186,013
Accrued payroll and related liabilities	15,678
Shareholder loan payable	78,404
TOTAL CURRENT LIABILITIES	280,095

STOCKHOLDERS' DEFICIT
Preferred stock (no par value, 5,000,000 shares authorized, no shares issued and outstanding)	-
Common stock ($.001 par value, 100,000,000 shares authorized; 12,915,498 issued and outstanding)	12,915
Additional paid in capital	1,567,162
Accumlated deficit	(1,614,137)
TOTAL STOCKHOLDERS' DEFICIT	(34,060)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$246,035

See accompanying notes to financial statements

Index

DIAMOND POWERSPORTS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	Three Months Ended March 31,
	2004	2003
REVENUES:
Sales	$263,481		$175,860
Cost of sales	(148,775)		(105,572)
GROSS PROFIT	114,706		70,288

EXPENSES:
Common stock issued for services	134,940		-
Selling, general and administrative	191,439		64,398
TOTAL EXPENSES	326,379		64,398

OPERATING INCOME (LOSS)	$(211,673)		$5,890

OTHER (EXPENSE):
Interest expense	(1,037)		(5,774)

NET (LOSS)	$(212,710)		$116

Net (loss) per share -
basic and fully diluted	$(0.02)	$	**
Weighted average shares*	12,557,000		9,497,720

* Less than $.01

See accompanying notes to financial statements

Index

DIAMOND POWERSPORTS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(212,710)	$116
Adjustments to reconcile net income (loss) to net used in operating activities:
Depreciation	752	700
Common stock issued for services	134,940	-
(Increase) decrease in operating assets:
Accounts receivable	(24,260)	(31,211)
Inventory	(32,728)	11,941
Prepaid expenses	-	-
Deposits and other assets	(5,927)	-
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	8,718	(82,895)
Bank overdraft	(6,716)	(1,094)
NET CASH USED IN OPERATING ACTIVITIES	(137,931)	(102,443)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(935)	-
NET CASH USED IN INVESTING ACTIVITIES	(935)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in shareholder loan payable	39,974	-
Sale of common stock	112,645	-
Proceeds from note payable to bank	-	51,300
Proceeds from bank line of credit	-	57,916
Repayments on bank line of credit	-	(2,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	152,619	106,716

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,753	4,273

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$13,753	$4,273

SUPPLEMENTARY CASH FLOW INFORMATION OF
NON-CASH INVESTING AND FINANCING:
Conversion of accounts payable into common stock	$42,000	$-
Common stock issued for services	$134,940	$-
Cash paid for interest	$1,112	$-

See accompanying notes to financial statements

Index

DIAMOND POWERSPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
March 31, 2004 (UNAUDITED)

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

NOTE 2 - GOING CONCERN CONSIDERATION

    The Company has suffered recurring losses, has negative cash flows from operations of $137,931 and has an accumulated deficit of $1,614,137 at March 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products additional distribution channels. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE 3 - COMMON STOCK ISSUANCES

    During the quarter ended March 31, 2004, the Company issued 263,000 shares of common stock for $112,645. The stock was issued at prices ranging from $.138 to $.50.

    Also during the quarter, the Company issued 842,431 shares of common stock for services rendered. The stock was valued at the market price on the date of issuance yielding an aggregate market value of $134,940. This expense was included in the accompanying financial statements. The foregoing shares are also net of a 200,000 retirement done subsequent to the end of the period. The services rendered included corporate consulting, professional services and employment related services.

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

Index

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

Index

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

RESULTS OF OPERATIONS

Net Income (Loss)

    The Company had a net loss of $212,710, ($.02) per common share, for the three months ended March 31, 2004, versus a net income of $116, or less than $.01 per common share for the same period ended March 31, 2003. The change in net loss was primarily due to an increase in selling, general and administrative expenses in 2004 of $261,981. The primary cause of the increase was $134,940 in non-cash expenses in connection with common stock issued for services. The shares were issued for professional and consulting expenses and were valued at the quoted market price on the date of issuance.

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

Index

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

Expenses

    Selling, General, and Administrative expenses for the three months ended March 31, 2004 increased $261,981 to $326,379. In comparison with the three month period ended March 31, 2003, payroll increased approximately $40,000 due to additional employees being added as compared to the 2003 period. We also had $134,940 in non-cash expenses in connection with common stock issued for services. The shares were issued for professional and consulting expenses and were valued at the quoted market price on the date of issuance.

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

    Net cash used in operating activities was $137,931 for the three months ended March 31, 2004 as compared with net cash used in operating activities of $102,443 for the same period ended March 31, 2003. The increase in cash used in operating activities was primarily attributable to our net loss for the period and increases in our accounts receivable and inventory of $24,260 and $32,728, respectively. These amounts were partially offset by $134,940 in common stock issued for services during the period.

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

Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

    We do not have any material risk with respect to changes in foreign currency exchange rates, commodities prices or interest rates. We do not believe that we have any other relevant market risk with respect to the categories intended to be discussed in this item of this report.

ITEM 4.  CONTROLS AND PROCEDURES

Quarterly Evaluation of Controls

As of the end of the period covered by this amendment of quarterly report on Form 10-QSB/A, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Pierre Elliott ("CEO"), and Lisa Elliott, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications

Attached to this amendment of quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the this amendment of quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

    Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this amendment of quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) our assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Index

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

Scope of the Evaluation

    The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this amendment of quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of this amendment of quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Index

Conclusions

    Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

DIAMOND POWERSPORTS, INC. (Registrant)

Date: February 13, 2006	By:	/s/ Lisa Elliott
Lisa Elliott Chief Financial Officer

Date: February 13, 2006	By:	/s/ Pierre Elliott
Pierre Elliott Chief Executive Officer