Form 10QSB/A
period 2004-06-30
DIAMOND POWERSPORTS INC
filed 2006-03-08
CIK 1098865

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

(954) 749-8606
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of
August 16, 2004: 13,434,217

Number of shares of preferred stock outstanding as of
August 16, 2004: none

Index

ITEM 1.

DIAMOND POWERSPORTS, INC.
BALANCE SHEET
AS OF JUNE, 30 2004 (UNUAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-
Accounts receivable, net	89,289
Prepaid expenses	6,711
Inventory	160,788
TOTAL CURRENT ASSETS	256,788

PROPERTY AND EQUIPMENT
Furniture and fixtures	19,257
Machinery and equipment	44,999
Transportation equipment	185,462
Accumulated depreciation	(64,580)
NET FIXED ASSETS	185,138

OTHER ASSETS:
Deposits and other assets	33,880
TOTAL OTHER ASSETS	33,880

TOTAL ASSETS	$475,806

See accompanying notes to financial statements

Index

DIAMOND POWERSPORTS, INC.
BALANCE SHEET (CONTINUED)
AS OF JUNE 30, 2004 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$228,108
Bank overdraft	3,328
Accrued payroll and related liabilities	16,900
Shareholder loan payable	67,498
TOTAL CURRENT LIABILITIES	315,834

STOCKHOLDERS' EQUITY
Preferred stock (no par value, 5,000,000 shares authorized, no shares issued and outstanding)	-
Common stock ($.001 par value, 100,000,000 shares authorized; 14,594,092 issued and 13,434,217 outstanding)	13,434
Additional paid in capital	1,829,310
Accumlated deficit	(1,682,772)
TOTAL STOCKHOLDERS' EQUITY	159,972

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$475,806

See accompanying notes to financial statements

Index

DIAMOND POWERSPORTS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004	2003
REVENUES:
Sales		$488,310		$285,963	$752,289		$461,823
Cost of sales		(303,862)		(135,198)	(453,112)		(240,771)
GROSS PROFIT		184,448		150,765	299,177		221,052

EXPENSES:
Salary and payroll		102,201		52,246	177,612		74,630
Common stock issued for services		41,667		4,000	231,843		4,000
Selling, general and administrative		101,707		54,267	163,116		96,881
TOTAL EXPENSES		245,575		110,513	572,571		175,511

OPERATING INCOME (LOSS)		$(61,127)		$40,252	$(273,394)		$45,541

OTHER (EXPENSE):
Interest expense		(1,432)		(13,021)	(2,465)		(17,495)

NET INCOME (LOSS)		$(62,559)		$27,231	$(275,859)		$28,046

Net (loss) per share -
basic and fully diluted **	$	**	$	**	$(0.02)	$	**
Weighted average shares		13,174,858		9,505,700	12,198,257		9,505,700

** Less than $.01

See accompanying notes to financial statements

Index

DIAMOND POWERSPORTS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(275,859)	$28,046
Adjustments to reconcile net income (loss) to net used in operating activities:
Depreciation	5,410	141
Common stock issued for services	231,843	4,000
(Increase) decrease in operating assets:
Accounts receivable	(63,568)	(56,916)
Inventory	(45,509)	(40,533)
Prepaid expenses	-	-
Deposits and other assets	(27,249)	(4,064)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(8,644)	79,308
Bank overdraft	(3,388)	(1,094)
NET CASH USED IN OPERATING ACTIVITIES	(186,964)	8,888

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(169,749)	(7,377)
NET CASH USED IN INVESTING ACTIVITIES	(169,749)	(7,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) shareholder loan payable	29,068	(3,694)
Sale of common stock	327,645	2,000
Proceeds from bank line of credit	-	10,373
Repayments on bank line of credit	-	(2,393)
NET CASH PROVIDED BY FINANCING ACTIVITIES	356,713	6,286

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	7,797

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	$-	$7,797

SUPPLEMENTARY CASH FLOW INFORMATION OF
NON-CASH INVESTING AND FINANCING:
Conversion of accounts payable into common stock	$42,000	$-
Common stock issued for services	$231,843	$-
Cash paid for interest	$2,465	$-

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

NOTE 2 - GOING CONCERN CONSIDERATION

The Company has suffered recurring losses, has negative cash flows from operations of $186,964 and has an accumulated deficit of $1,682,772 at June 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products additional distribution channels. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE 3 - COMMON STOCK ISSUANCES

During the quarter ended June 30, 2004, the Company sold 435,932 shares of common stock for $215,000. The stock was issued at prices ranging from $.47 to $.50. During the quarter ended March 31, 2004, the Company sold 253,000 shares of common stock for $112,645. The stock was issued at prices ranging from $.138 to $.50.

During the quarter ended June 30, 2004, the Company issued 70,787 shares of common stock for services rendered. The stock was valued at the market price on the date of issuance yielding an aggregate value of $41,667. These expenses are included in the accompanying financial statements. The services rendered included corporate consulting and professional services.  During the quarter ended March 31, 2004, the Company issued 842,431 shares of common stock for services rendered. The stock was valued at the market price on the date of issuance yielding an aggregate market value of $134,940. This expense was included in the accompanying financial statements. The foregoing shares are also net of a 200,000 retirement done subsequent to the end of the period. The services rendered included corporate consulting, professional services and employment related services.

Index

DIAMOND POWERSPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
June 30, 2004 (UNAUDITED)

During the quarter ended March 31, 2004, the Company issued 140,000 shares of common stock as payment for an aged accounts payable. The payable was for service rendered by Greentree Financial group, Inc. on or about January 2002 and was for $42,000.

At June 30, 2004, there are 1,159,875 common shares issued but not outstanding. 529,250 of these shares are in escrow for Big Apple (consultants), 630,625 shares are to be retired subsequent to the end of the period, formerly owned by the Company's President.

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

Index

The main markets for Diamond Powersports are individual retail customers and wholesale buyers and no single customer makes up more than ten percent of the total revenues of Diamond Powersports, Inc. We do not expect that this will change in the future.

RESULTS OF OPERATIONS

Net Income (Loss)

The Company had a net loss of $62,559 (less than $.01 per common share) for the three months ended June 30, 2004, versus a net income of $27,231 (less than $.01 per common share) for the same period ended June 30, 2003. The Company had a net loss of $275,859 ($.02 per common share) for the six months ended June 30, 2004, versus a net income of $28,046 (less than $.01 per common share) for the same period ended June 30, 2003. The change in net loss was primarily due to an increase in selling, general and administrative expenses for the six months in 2004 of $66,235 and an increase in non-cash expenses in connection with common stock issued for consulting and professional services of $227,843. The shares were valued at the quoted market price on the date of grant.

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

Index

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

Total selling, general, and administrative expenses for the six months ended June 30, 2004 increased $66,235 to $163,116. In comparison with the six month period ended June 30, 2003, payroll increased $102,982 due to additional employees being added as compared to the 2003 period. We also had $231,843 in non-cash expenses in connection with common stock issued for consulting and professional services for the six months ended June 30, 2004. The shares are valued at the quoted market price on the date of grant.

Liquidity and Capital Resources

On June 30, 2004, we had cash of $-0- and a negative working capital of $59,046. This compares with cash of $7,797 and a negative working capital of $470,987 at June 30, 2003. We believe our working capital deficit will improve each quarter as we reduce our accounts payable and accrued expenses while increasing certain current assets such as inventory, primarily with increasing sales.

Net cash used in operating activities was $186,964 for the six months ended June 30, 2004 as compared with net cash provided by operating activities of $8,888 for the same period ended June 30, 2003. The increase in cash used in operating activities was primarily attributable to our net loss for the period and increases in our accounts receivable and inventory of $45,509 and $63,568, respectively. These amounts were partially offset by $231,843 in common stock issued for services during the period.

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

Index

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