Form 10QSB/A
period 2004-09-30
DIAMOND POWERSPORTS INC
filed 2006-03-08
CIK 1098865

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

(954) 749-8606
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Number of shares of common stock outstanding as of
November 12, 2004: 14,271,112

Number of shares of preferred stock outstanding as of
November 12, 2004: none

Index

ITEM 1.
DIAMOND POWERSPORTS, INC.
BALANCE SHEET
AS OF SEPTEMBER, 30 2004 (UNUAUDITED)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$-
Accounts receivable, net of $11,000 allowance for doubtful accounts	101,626
Prepaid expenses	6,711
Inventory	197,483
TOTAL CURRENT ASSETS	305,820

FIXED ASSETS
Furniture and fixtures	19,257
Machinery and equipment	44,999
Transportation equipment	18,000
Trade show equipment	237,154
Accumulated depreciation	(71,294)
NET FIXED ASSETS	248,116

OTHER ASSETS:
Deposits and other assets	13,880
TOTAL OTHER ASSETS	13,880

TOTAL ASSETS	$567,816

See accompanying notes to financial statements

Index

DIAMOND POWERSPORTS, INC.
BALANCE SHEET (CONTINUED)
AS OF SEPTEMBER 30, 2004 (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$155,066
Bank overdraft	3,685
Accrued payroll and related liabilities	8,886
Accrued compensation - stock	99,000
Loans payable	44,691
Shareholder loan payable	71,498
TOTAL CURRENT LIABILITIES	382,826

STOCKHOLDERS' DEFICIT
Preferred stock (no par value, 5,000,000 shares authorized, no shares issued and outstanding)	-
Common stock ($.001 par value, 100,000,000 shares authorized; 14,594,092 issued and 13,434,217 outstanding)	13,434
Additional paid in capital	1,829,310
Retained deficit	(1,657,754)
TOTAL STOCKHOLDERS' DEFICIT	184,990

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$567,816

See accompanying notes to financial statements

Index

DIAMOND POWERSPORTS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004	2003
REVENUES:
Sales		$453,300		$251,341	$1,205,357		$713,164
Cost of sales		138,841		116,011	580,891		353,211
GROSS PROFIT		314,459		135,330	624,466		359,953

EXPENSES:
Salary and payroll		191,244		59,581	368,256		134,211
Common stock issued for services		-		-	231,843		-
Selling, general and administrative		115,080		115,966	270,850		214,077
TOTAL EXPENSES		306,324		175,547	870,949		348,288

OPERATING INCOME (LOSS)		$8,135		$(40,217)	$(246,483)		$11,665

OTHER (EXPENSE):
Interest expense		537		1,165	3,195		20,631

NET INCOME (LOSS)		$7,598		$(41,382)	$(249,678)		$(8,966)

Net (loss) per share -
basic and fully diluted	$	**	$	**	$(0.02)	$	**
Weighted average shares*		13,434,217		9,563,033	11,839,637		9,522,144

* Less than $.01

See accompanying notes to financial statements

Index

DIAMOND POWERSPORTS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(249,678)	$(8,966)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	12,125	211
Common stock issued for services	231,843	39,920
(Increase) decrease in operating assets:
Accounts receivable	(75,905)	(47,154)
Inventory	(82,204)	(46,831)
Prepaid expenses	-	(6,711)
Deposits and other assets	(13,176)	(6,331)
Increase (decrease) in operating liabilities:
Accounts payable and accrued expenses	(89,701)	(5,449)
Bank overdraft	(3,031)	(1,094)
Accrued compensation - stock	99,000	83,351
NET CASH PROVIDED BY OPERATING ACTIVITIES	(170,727)	946

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(239,441)	(20,337)
NET CASH (USED) IN INVESTING ACTIVITIES	(239,441)	(20,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable	44,691	-
Increase (decrease) in shareholder loan payable	33,068	(3,694)
Sale of common stock	332,409	24,700
Proceeds from note payable to bank	-	22,963
Repayments on bank line of credit	-	(23,291)
NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	410,168	20,678

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	1,287

CASH AND CASH EQUIVALENTS,
BEGINNING OF THE PERIOD	-	-

END OF THE PERIOD	-	$1,287

SUPPLEMENTARY CASH FLOW INFORMATION OF
NON-CASH INVESTING AND FINANCING:
Conversion of accounts payable into common stock	$42,000	$-
Conversion of accrued compensation into common stock by officer	$-	$326,336
Common stock issued for services	$231,843	$39,920
Cash paid for interest	$3,195	$20,631

See accompanying notes to financial statements

Index

DIAMOND POWERSPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2004 (UNAUDITED)

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

NOTE 2 - GOING CONCERN CONSIDERATION

The Company has suffered recurring losses, has negative cash flows from operations of $170,727 and has an accumulated deficit of $1,657,754 at September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products additional distribution channels. These financial statements do not include any adjustments that might result from this uncertainty.

NOTE 3 - COMMON STOCK ISSUANCES

During the quarter ended September 30, 2004, no shares of common stock were issued by the Company.

At September 30, 2004, there are 1,050,263 common shares issued but not outstanding. 419,638 of these shares were in escrow for Big Apple (consultants, terminated in June 2004) and are to be retired, and 630,625 shares, formerly owned by the Company's President, are also to be retired subsequent to the end of the period.

Index

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

Index

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

RESULTS OF OPERATIONS

Net Income (Loss)

The Company had a net income of $7,598, for the three months ended September 30, 2004, versus a net loss of $41,382, per common share for the same period ended September 30, 2003. The Company had a net loss of $249,678, ($.02) per common share, for the nine months ended September 30, 2004, versus a net loss of $8,966, for the same period ended September 30, 2003. The change in net income was primarily due to an increase in sale in 2004 of $201,959 and $492,193 for the three and nine months then ended, respectively.

Index

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

The cost of goods sold for the three months ended September 30, 2004 was $138,841 versus $116,011 for the same period in 2003. Cost of sales as a percentage of sales for both periods above ranged from 31% to 46%, respectively. The cost of goods sold for the nine months ended September 30, 2004 was $580,891 versus $353,211 for the same period in 2003. Cost of sales as a percentage of sales for both periods above ranged from 48% to 50%, respectively. Our product lines are becoming more profitable in terms of gross profit due to the mix in product sales from the prior period.

Index

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

Liquidity and Capital Resources

On September 30, 2004, we had cash of $-0- and a negative working capital of $77,006. This compares with cash of $1,287 and a negative working capital of $116,371 at September 30, 2003. We believe our working capital deficit will improve each quarter as we reduce our accounts payable and accrued expenses while increasing certain current assets such as inventory.

Net cash used in operating activities was $170,727 for the nine months ended September 30, 2004 as compared with net cash provided by operating activities of $946 for the same period ended September 30, 2003. The increase in cash used in operating activities was primarily attributable to our net loss for the period and increases in our accounts receivable and inventory of $75,905 and $82,204, respectively.

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

Index

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

Index

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

Index

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