Form 10KSB/A
period 2004-12-31
DIAMOND POWERSPORTS INC
filed 2006-03-08
CIK 1098865

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 1

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

Explanatory Note

We are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2004 to respond to certain comments received by us from the Staff of the Securities and Exchange Commission ("SEC"). We have restated our balance sheet at December 31, 2004, and statements of income, stockholders' equity and cash flows for the year ended December 31, 2004. The restatement impacts the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error in recording 125,000 common shares retired and returned to the Company from an officer of the Company. The returned shares originally were recorded as a $37,000 decrease in consulting expenses and should have been recorded without a credit. The impact of the restatement increased net loss by $37,500, and had no effect on net loss per share for the year ended December 31, 2004.

For convenience and ease of reference we are filing this Annual Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment is as of April 18, 2005, the filing date of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Accordingly, this Amendment No. 1 to the Annual Report on Form 10-KSB/A should be read in conjunction with our subsequent filings with the SEC.

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

Selected financial data
	Year Ended December 31
	2004	2003

Net Sales	$1,491,929	$888,047

Net Loss	(680,244)	(361,596)
Net Loss per Common Share	(.05)	(.04)
Weighted Average Common Shares Outstanding	12,411,820	9,904,700

	As of December 31,
	2004	2003

Total Assets	$449,312	$169,214
Working Capital	(167,657)	(157,798)
Shareholders’ Equity	87,191	(129,584)

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

Expenses.

    Selling, general and administrative expenses for the years ended December 31, 2004 and 2003 were $405,299 and $221,964, respectively, an increase of $183,335. The increase in expenses was primarily attributable to minimal fixed cost increases incurred in our lease, the increase in advertising expenses, board compensation, shipping expenses, and an allowance for doubtful account which has been established for estimated uncollectible accounts in the amount of $11,000. Also, we started our traveling showroom contained in a semi truck and tractor trailer in 2004, which caused the increase in travel expenses.

    We expect increases in expenses through the year 2005 as we move towards developing our business plan. We expect the increase to be primarily in sales related expenses such as advertising and salespersons' salaries.

Income / Losses.

    Net loss for the year ended December 31, 2004 was $680,244 versus $361,596 in 2003, an increase of $318,648. The increase was primarily attributable to an increase in payroll expenses and an increase on selling, general and administrative expenses for the period. We expect to continue to incur losses through the year 2005. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact of Inflation.

    We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

    Cash flows used in operating activities were $181,497 for the year ended December 31, 2004 versus cash used in operating activities of $13,759 in 2003. The increase in cash flows used in operating activities for 2004 were primarily attributable to the increase in net loss and the retirement of common stock and options, which was $77,550 and $65,050, respectively, due to nonperformance of the consultants, partially offset by non-cash services and compensation expense for the period of $691,974.

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
(As Restated)
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

STOCKHOLDERS' EQUITY
Preferred Stock ($.001 par value, 5,000,000 authorized:
none issued and outstanding)
Common Stock ($.001 par value, 100,000,000 shares authorized:
14,578,583 shares issued and outstanding)	14,579
Additional Paid-in-Capital	2,160,932
Accumulated Deficit	(2,088,320)
TOTAL STOCKHOLDERS' EQUITY	87,191

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$449,312

The accompanying notes are an integral part of the financial statements

DIAMOND POWERSPORTS, INC.
Statements of Operations
For the years ended December 31, 2004 and 2003

	2004	2003
	(As Restated)
SALES AND COST OF SALES:
Sales	$1,491,929	$888,047
Cost of Sales	816,089	446,680
Gross Profit	675,840	441,367

OPERATING EXPENSES:
Consulting fees	17,681	319,962
Payroll expenses	921,965	243,297
Selling, general and administrative	405,299	221,964
	1,344,945	785,223

OPERATING LOSS	(669,105)	(343,856)

OTHER EXPENSE:
Interest Expense	11,139	17,740

NET LOSS	$(680,244)	$(361,596)

Net Loss Per Common Share
Basic & Fully Diluted	$(0.05)	$(0.04)

Weighted Average Common
Shares Outstanding - Basic and Fully Diluted	12,411,820	9,904,700

The accompanying notes are an integral part of the financial statements

DIAMOND POWERSPORTS, INC.
Statements of Stockholders' Equity
For the Years Ended December 31, 2004 and 2003

					Common Stock to
	Preferred Stock, no Par		Common Stock, $0.001 Par		be Delivered, $0.001 Par		Additional
	Number of		Number of		Number of		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals

Balances, January 1, 2003	-	$-	9,495,700	$9,496	-	$-	$547,304	$(1,046,480)	$(489,680)

Issuances of common stock and exercise of	-	-	190,277	190	-	-	48,384	-	48,574
options for cash

Issuances of common stock, for services	-	-	476,080	476	140,000	140	191,441	-	192,057

Issuances of common stock, for compensation	-	-	83,000	83	1,104,531	1,104	264,940	-	266,127

Issuances of common stock, for debt	-	-	-	-	385,586	386	84,443	-	84,829

Options issued	-	-	-	-	-	-	130,105	-	130,105

Net loss for year	-	-	-	-	-	-	-	(361,596)	(361,596)

Balances, January 1, 2004	-	-	10,245,057	$10,245	1,630,117	$1,630	$1,266,617	$(1,408,076)	$(129,584)

Common stock delivered	-	-	1,630,117	1,630	(1,630,117)	(1,630)	-	-	-

Issuances of common stock, for cash	-	-	895,000	895	-	-	346,750	-	347,645

Issuances of common stock, for services	-	-	490,891	491	-	-	190,269	-	190,760

Issuances of common stock, for compensation	-	-	1,597,625	1,598	-	-	499,616	-	501,214

Common stock retired, from services	-	-	(280,100)	(280)	-	-	(77,270)	-	(77,550)

Options retired	-	-	-	-	-	-	(65,050)	-	(65,050)

Net loss for year	-	-	-	-	-	-	-	(680,244)	(680,244)

Balances, December 31, 2004 (As Restated)	-	$-	14,578,590	$14,579	-	$(0)	$2,160,932	$(2,088,320)	$87,191

The accompanying notes are an integral part of these financial statements

DIAMOND POWERSPORTS, INC.
Statements of Cash Flows
For the years ended December 31, 2004 and 2003

	2004	2003
	(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(680,244)	$(361,596)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	20,057	3,135
Non-cash services and compensation expense	691,974	215,187
Options issued	-	130,105
Options retired	(65,050)	-
Common stock retired	(77,550)	-
Noncash interest on Loans from Stockholders	3,800	-
(Increase) decrease in operating assets:
Accounts receivable	(4,801)	(16,591)
Inventory	(45,065)	(57,714)
Other assets	(7,250)	(7,115)
Increase (decrease) in operating liabilities:
Bank overdraft	(6,716)	5,622
Interest accrued on note payable to bank	-	9,863
Accrued compensation	8,159	(16,700)
Accounts payable and accrued expenses	(18,811)	82,045

NET CASH USED IN OPERATING ACTIVITIES	(181,497)	(13,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(239,441)	(20,180)

NET CASH USED IN INVESTING ACTIVITIES	(239,441)	(20,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	347,645	48,574
Proceeds from stockholder loans	31,718	17,679
Proceeds from notes payable	45,173	-
Repayments on bank line of credit	-	(32,314)

NET CASH PROVIDED BY FINANCING ACTIVITIES	424,536	33,939

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	3,598	-

CASH AND CASH EQUIVALENTS:
Beginning of period	-	-

End of period	$3,598	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$11,139	$17,740
Non-cash investing and financing activities:
Increase in note payable due to interest accrued	$482	$9,863
Common stock issued in exchange for services, net	$113,210	$192,057
Common stock issued for compensation	$501,214	$23,130
Conversion of accrued compensation and debt into common
stock by officer	$-	$327,826
Options issued and (retired)	$(65,050)	$146,869

The accompanying notes are an integral part of the financial statements

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE G - EQUITY

During the year ended December 31, 2004, the Company issued 2,983,516 shares of common stock in exchange for cash, services and compensation and 1,630,117 shares, as approved in 2003 (see below), for a total of 4,613,633 shares of its common stock as follows:

During 2004, the Company sold 770,000 shares to several unrelated investors under a Regulation D private placement offering and 125,000 shares to an officer. The Company received cash proceeds of $347,645 for 895,000 shares of common stock issued. In November, 2005, the 125,000 shares sold to the Officer were retired and returned to the Company without repayment in accordance with the Officer's termination agreement

The Company recorded $190,760 in service expenses, as the fair market value on the date of issue for 490,891 shares issued in 2004 for services.

In January and December, 2004, 1,597,625 shares of common stock were issued as bonus and compensation to Officers, employees and directors. Compensation expense of $501,214 was expensed at the fair market value on the date of the compensation agreement.

During the first quarter 2004, the Company retrieved and retired 155,100 shares of common stock issued in 2003 to an investor relations consultant due to nonperformance by the consultant and also decreased consulting expense $77,550 in 2004. The shares and services were rendered and expensed in 2003. However, final resolution and agreement to return shares were not known until 2004. Regarding another consultant, the Company retired in the fourth quarter 2004, 200,000 of free trading options expensed in 2003 using the Black-Scholes option pricing method as required under SFAS No, 123, see below, resulting in an additional decrease in consulting expense of $65,050 in 2004. The options were retired due to the termination of the consulting agreement in March 2004 due to non performance.

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

ITEM 8. Changes with and Disagreements With Accountants on Accounting And Financial Disclosure

None.

Item 8A. Controls and Procedures

Quarterly Evaluation of Controls. As of the end of the period covered by this amendment to annual report on Form 10-KSB/A, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Pierre Elliott ("CEO"), and by Lisa Elliott, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications. Attached to this amendment to annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the amendment to annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this amendment to annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this amendment to annual report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the amendment to annual report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified, we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

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

ITEM 13. Exhibits and Reports on Form 8-K

(a)	Financial Statements
1. The following financial statements of Diamond Powersports, Inc. are included in Part II, Item 7:

Independent Auditors’ Report…………………………………    14
Balance Sheet-December 31, 2004………………………………15-16
Statements of Operations - years ended
December 31, 2004 and 2003…………………………….…….  17-18
Statements of Cash Flows - years ended
December 31, 2004 and 2003………………….………….……  19-20
Statements of Stockholders’ Equity - years ended
December 31, 2004 and 2003…………………………………     21
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

DIAMOND POWERSPORTS, INC.. (Registrant)

Date: February 17, 2006	By:	/s/ Pierre Elliott
Name: Pierre Elliott
Title: Chief Executive Officer

/s/ Pierre Elliott
Pierre Elliott
Chief Executive Officer
Director

/s/ Lisa Elliott
Lisa Elliott
Secretary, Treasurer,
Director

/s/ David Lewis
David Lewis
Director