Form 10QSB/A
period 2005-09-30
DIAMOND POWERSPORTS INC
filed 2006-03-09
CIK 1098865

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A

AMENDMENT NO. 1

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended September 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From _______ to _______

DIAMOND POWERSPORTS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0419601
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

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

Index

ITEM 1.

DIAMOND POWERSPORTS, INC.
Balance Sheets (Unaudited)
For the nine months ended September 30, 2005 and 2004

ASSETS
2005
CURRENT ASSETS
Cash and Cash Equivalents	$920
Accounts Receivable, net of allowance for doubtful accounts	59,879
Inventory	179,227
TOTAL CURRENT ASSETS	240,026

PROPERTY AND EQUIPMENT
Machinery and equipment	46,231
Furniture and fixtures	30,032
Trade show and transportation equipment	255,154
Accumulated Depreciation	(103,226)
Net Property and Equipment	228,191

OTHER ASEETS
Prepaid expenses	10,611
Deposits	1,403
12,014

TOTAL ASSETS	$480,231

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	430,997
Lease Payable	12,617
Notes payable	33,173
Shareholder loan	53,638
TOTAL CURRENT LIABILITIES	$530,425

STOCKHOLDERS' DEFICIT
Preferred Stock ($.001 par value, 5,000,000 authorized:
none issued and outstanding)	$-
Common Stock ($.001 par value, 100,000,000 shares authorized:
15,341,344 shares issued and outstanding)	$15,341
Additional Paid-in-Capital	2,241,619
Accumulated Deficit	(2,307,154)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	$(50,194)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$480,231

The accompanying notes are an integral part of the financial statements

Index

DIAMOND POWERSPORTS, INC.
Statements of Operations (Unaudited)
For the three months and nine months ended September 30, 2005 and 2004

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
SALES AND COST OF SALES:
Sales	$339,579	$453,300	$1,072,771	$1,205,357
Cost of Sales	221,099	138,841	662,086	580,891
Gross Profit	118,480	314,459	410,685	624,466

OPERATING EXPENSES:
Common stock issued for Services	21,150	-	63,450	231,843
Payroll expenses	112,821	191,244	305,180	368,256
Selling, general and administrative	104,267	115,080	292,439	270,850
	238,238	306,324	661,069	870,949

OPERATING INCOME (LOSS)	($119,758)	$8,135	($250,384)	($246,483)

OTHER EXPENSE:
Interest Expense	1,679	537	5,729	3,195

NET INCOME (LOSS)	($121,437)	$7,598	($256,113)	($249,678)

Net Loss Per Common Share
Basic & Fully Diluted	($0.01)	$0.00	($0.02)	($0.02)

Weighted Average Common Shares Oustanting
- Basic and Fully Diluted	14,938,844	13,434,217	14,818,757	11,839,637

The accompanying notes are an integral part of the financial statements

Index

DIAMOND POWERSPORTS, INC.
Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2005 and 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	($256,113)	($249,678)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	24,000	12,125
Non-cash services and compensation expense	75,950	231,843
(Increase) decrease in operating assets:
Accounts receivable	(29,357)	(75,905)
Inventory	(18,883)	(82,204)
Deposits & Prepaid Expenses	2,651	(13,176)
Increase (decrease) in operating liabilities:
Bank overdraft	-	(3,031)
Accrued compensation	-	99,000
Accounts payable and accrued expenses	200,392	(89,701)

NET CASH USED IN OPERATING ACTIVITIES	($1,360)	($170,727)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	($12,007)	($239,441)

NET CASH USED IN INVESTING ACTIVITIES	($12,007)	($239,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	43,000	332,409
Increase (decrease) in notes payable	(12,000)	44,691
Increase (decrease) in stockholder loans	(20,311)	33,068

NET CASH PROVIDED BY FINANCING ACTIVITIES	$10,689	$410,168

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	($2,678)	$-

CASH AND CASH EQUIVALENTS:
Beginning of period	$3,598	$-

End of period	$920	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$1,382	$3,195
Non-cash investing and financing activities:
Common stock issued in exchange for services	$75,950	$231,843
Conversion of accounts payable into common by officer	$-	$42,000

The accompanying notes are an integral part of the financial statements

Index

DIAMOND POWERSPORTS, INC.
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.   Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2005 appearing in the Company's annual report on Form 10-KSB as filed with the Securities and Exchange Commission.

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

NOTE 2 - GOING CONCERN CONSIDERATION

The Company has suffered recurring losses and has negative cash flows from operations of $1,360 and has an accumulated deficit of $2,307,154 at September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon its ability to resolve its business and liquidity problems, principally through raising additional capital and increasing its sales. Management's plans with regard to this matter are to seek additional capital for operations through either debt or equity and increase sales through creation of new products, additional distribution channels and longer term purchase agreements. These financial statements do not include any adjustments that might result from this uncertainty.

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

Index

NOTE 4 - STOCKHOLDER LOAN PAYABLE

During the quarter ended September 30, 2005, the company repaid $18,000 on a loan from the Company's President and majority stockholder and $1,022 was recorded as interest on the loan. During the quarter ended June 30, 2005, the company repaid $9,200 on a loan from the Company's President and majority stockholder, Mr. Pierre Elliott. During the quarter ended March 31, 2005, the Company received an additional   $3,200, net, from Mr. Pierre Elliott.   The loan is unsecured, due on demand and bears interest at 7% per annum.  The loan is not evidenced by a promissory note but rather is an oral agreement between Mr. Elliott and the Company. The loan is used to fund working capital.

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

Index

RESULTS OF OPERATIONS

Net Income (Loss)

The Company had a net loss of $121,437 for the three months ended September 30, 2005 versus a profit of $7,598 for the same period ended September 30, 2004. Our largest wholesale customer, Tucker Rocky has taken most of our dealer customers from us therefore we are selling more products at wholesale prices this year as compared to the prior year. Operating expenses decreased from $306K to $238K during the current period year primarily due to lower payroll.

For the nine months ended September 30, 2005 the Company had a net loss of $250K compared to a loss of $246K for the nine months ended September 30, 2004.   Expenses in 2004 were impacted by $232K in consulting and other services that were paid via the issuance of stock.

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

The Company had a net loss of $121,437 for the three months ended September 30, 2005 versus a net income of $7,598 for the same period ended September 30, 2004. The increase in net loss was due to the reduction of gross profit from $314K to $118K during the current period year.

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

Index

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

Expenses

Total Operating Expenses for the Nine months ended September 30, 2005 increased by $4K to $250K from $246K in 2004.

In March 2005 we purchased an Ultrasonic parts cleaner.  The parts cleaner will enable us to reduce payroll expenses used in prior years to clean polished parts prior to packaging and shipping and enable us to ship these products faster.

Liquidity and Capital Resources

On September 30, 2005, we had cash of $920 and a negative working capital of $290K.  This compares with cash of $-0- and a negative working capital of $77K at September 30, 2004.   The company continues to negotiate for lower material and manufacturing costs which will help to improve cash flow.

Net cash used in operating activities was $1,360 for the Nine months ended September 30, 2005 as compared with net cash used in operating activities of $171K for the period ended September 30, 2004.

Net cash used in investing activities was $12K for Nine months ended September 30, 2005 as compared with net cash used in investing activities of $239K for the same period ended September 30, 2004.

Net cash provided by financing activities totaled $11K for the nine months ended September 30, 2005 as compared with net cash provided by financing activities of $410K for the nine months ended September 30, 2004. The decrease in net cash provided by financing activities during the 2005 period was because of reduction of proceeds from sales of common stock when compared with the prior period.

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

Index

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