Form 10KSB
period 2005-12-31
DIAMOND POWERSPORTS INC
filed 2006-07-19
CIK 1098865

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to _______

COMMISSION FILE NUMBER: 333-87992

DIAMOND POWERSPORTS, INC.
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0419601 (IRS Employer identification No.)

5150 NW 109th Ave., Suite 4, Sunrise, Florida 33351
(Address of principal executive offices)

(954) 749-8606
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year: $1,265,298.

As of June 16, 2006, there were 16,277,835 common shares outstanding and the aggregate market value of the common shares (based upon the closing bid price of $.055 reported by brokers) held by non-affiliates was approximately $368,877.

Transitional Small Business Disclosure Format (check one): Yes[  ] No[X]

Number of shares of common stock outstanding as of June 16, 2006: 16,277,835
Number of shares of preferred stock outstanding as of June 16, 2006:  -0-

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

PART I

ITEM 1. Description of Business

Our operations primarily involve motorcycle accessory manufacturing and distributing, specializing in affordable brand name and after-market products. Through our emphasis on budget pricing and high quality products, we have developed a market in the motorcycle accessory industry. We currently operate one office that is maintained by a management team of three individuals. The present geographic area we operate includes primarily the Unites States, Canada and the Caribbean islands.

Marketing for our products is accomplished through print ads in newspapers and magazines as well as wholesale referral. Additionally, we utilize a network of industry wholesale buyers to sell large product quantities.

The motorcycle accessory industry is highly competitive with respect to price, service, quality, and location. There are numerous competitors in the motorcycle accessory industry such as Dennis Kirk, Chaparral and Motorcycle Stuff that possess substantially greater financial, marketing, personnel and other resources than Diamond Powersports. There can be no assurance that we will be able to respond to various competitive factors affecting the business. We plan to gain a competitive advantage over our competitors in the motorcycle accessories industry by offering quality products and services at a low price.

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

The main markets for Diamond Powersports are individual retail customers and wholesale buyers. In the fourth quarter of 2004, we developed relationships with two large, national distributors.   In the year ending December 31, 2005, these distributors accounted for 35% and 6% of our revenues, in comparison to 12% and 10% in 2004.

We have ten full-time employees and one part-time employee. We also have two management consultants that are each independently contracted with by Diamond Powersports, Inc. to service and provide financial consulting and services relating to our filings and compliance with the Securities and Exchange Commission.

Our product line consists primarily of the following:

•	Bar end sliders IgnitionsSprockets
•	Clutch cable kits Lowering linksTires
•	ChainsMaster cylinder Mirror block-off capsTransmission and clutch parts
•	Flame slidersOil pansValves
•	Frame sliders Piston kits Wheels
•	Fuel valvesR1 swing arm sliders Other motorcycle components
•	Foot peg sliders RPM limiters

We currently manufacture and assemble the frame sliders, wheels, lowering links, adjustable kick stands and top clamps. Other products are purchased on a wholesale basis from manufacturers. We accomplish our manufacturing either in our warehouse facility or through our arrangement with Ultimate Machine with whom we have an oral agreement to outsource certain alloy metal product manufacturing at fixed prices. Our agreement with Ultimate Machine is non-exclusive and other companies may utilize their manufacturing services as well. This agreement can be cancelled by either party at any time. We do not typically provide installation services for our products.

    At the present time there is no need for governmental approvals, though this may change in the future.

    The Diamond Powersports, Inc. staff is projected to increase by 4-5 new employees for the next twelve months. The three managers that are presently on staff will supervise these new employees.

Manufacturing and Distributing

Our inventory consists of products which we either purchase from wholesalers or manufacture under our brand name Diamond Powersports. Of the 11,500 total square feet of our facility, approximately 8,000 square feet is dedicated to manufacturing, assembly and packaging of our products. Currently, we use Ultimate Machine in Ft. Lauderdale, Florida to manufacture the majority of our racing components. We do not have any written agreements with respect to our manufacturing arrangements with Ultimate Machine. Our oral agreement can be cancelled by either party at any time. Ultimate Machine assists us with manufacturing of certain alloy metal products at fixed prices per unit. However, we still assemble, package and ship the products manufactured from their location. If Ultimate Machine was unable to fulfill our product manufacturing, we could use other local machine shops with approximately the same terms.

Environmental Law Compliance

There are no current existing environmental concerns for our manufacturing or our products and services. If this changes in the future, we make every effort to comply with all such applicable regulations.

Additional Financing

The Company may need to raise additional funds to meet operating requirements in the future. If the Company raises additional funds through issuance of equity related or debt securities, such securities may have rights in addition to the Company's common stock, such as warrants or options. Shareholders may experience additional dilution from exercise of these equity instruments. The Company cannot be certain that additional financing will be available when required or at all. (See 'Liquidity and Capital Resources' for further discussion).

ITEM 2. Properties

We have two long-term non-cancelable operating leases for our warehouse and office space, the total area of which is 11,500 square feet, located at 5150 Northwest 109th Avenue, Suite 3 and Suite 4 - Sunrise, Florida 33351. Our leases began in 2003 and end in October 1, 2008 and December 31, 2006, respectively. Pursuant to the terms of our leases, rental payments and related expense for the years ending December 31, 2005 and 2004 were $95,238 and $84,907, respectively. We also maintain a standard general comprehensive public liability insurance policy as part of our lease agreement. The warehouse space, which is approximately 70% of total, is used for manufacturing of new products.

ITEM 3. Legal Proceedings

We are not a party to any legal proceedings, nor, to the best of our knowledge, are any such proceedings threatened or contemplated.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

(a)
Our Common Stock is quoted on the Over-the-Counter Bulletin Board, a service maintained by the NASDAQ Stock Market, Inc., under the symbol "DPWS". Trading in our Common Stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and do not necessarily reflect actual transactions. Set forth below is the range of low and high bid information for our Common Stock for each quarter of the years ended December 31, 2004 and 2005.

	Bid
Quarter Ended	Low	High

3/31/04	.69	.73
6/30/04	.25	.26
9/30/04	.25	.26
12/31/04	.14	.17
3/31/05	.15	.24
6/30/05	.14	.14
9/30/05	.12	.15
12/31/05	.15	.17

(b)	Holders. The approximate number of holders of record of the Registrant's Common Stock as of June 16, 2006 was 71.

(c)	The Registrant has not paid dividends from inception to date and does not currently intend to do so.

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

We were incorporated in Florida on May 13, 1992 to engage in the business of distributing motorcycle parts and accessories primarily in the South Florida area. Our products and services are offered to both retail consumers and wholesale buyers. Orders for our products are typically shipped in one to three days from the time of order. All retail and wholesale orders are fulfilled from our warehouse location in Sunrise, Florida. Our retail customers typically locate Diamond Powersports through either our product catalog or print advertisements in industry publications. We do not have a retail showroom, but we opened a traveling showroom contained in a semi truck and tractor trailer in 2005 so that we are able to profile and deliver our products throughout the United States, primarily at motorcycle racing events.

We have developed a strategy to expand our operations. Currently, this business plan includes:

w	Growing our revenues through new product offerings. Since 2001, we released several new products including frame sliders, wheels, lowering links, adjustable kick stands and top clamps.
w
Increase the marketing of our products to additional geographical areas. The present geographic area we operate includes primarily the Unites States, Canada and the Caribbean islands. We plan to increase our marketing efforts to other markets. For example, we have looked into marketing such areas as China and Japan.

w
Reducing costs of sales through strategic vendor relationships. Many of our vendors have orally agreed to provide discounts or additional credit terms if our volume of buying increases. We believe an increase in our purchasing will reduce our cost of sales as a percentage of sales.

w
Obtain additional funding. Currently, our assets and income are insufficient to fund our business plan. We may need to raise capital through debt or a follow on stock offering. We presently have no commitments for either of these sources of funding. Our business plan may be adversely affected if we are unable to raise additional capital.

Selected financial data
	Year Ended December 31
	2005	2004

Net Sales	$1,265,298	$1,491,929

Net Loss	(312,409)	(680,244)
Net Loss per Common Share	(.02)	(.05)
Weighted Average Common Shares Outstanding	15,214,079	12,411,820

	As of December 31,
	2005	2004

Total Assets	$481,634	$449,312
Working Capital Deficiency	(231,816)	(167,657)
Shareholders’ (Deficiency) Equity	(9,710)	87,191

No dividends have been declared or paid for any of the periods presented.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Sales.

Sales for the year ended December 31, 2005 were $1,265,298 versus sales of $1,491,929 for the year ended December 31, 2004, a decrease of 15%. The decrease in sales during 2005 was due primarily to the decision of one of our larger purchasers to enter the retail sales market. They have several competitive advantages with regard to their size and financial resources which impacted our sales during 2005. We expect our sales will improve during the first quarter of 2006 due to broader distribution of our products and higher demand for motorcycle parts and accessories in general.

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

    The cost of goods sold for the year ended December 31, 2005 was $780,485 versus $816,089 in the same period in 2004. Cost of sales as a percentage of sales was 62% in 2005 and was 55% in 2004.

    We expect cost of sales as a percentage of sales to decrease to around 50% of total sales for fiscal year 2006 through increasing the sales of products with better margins. For example, our frame sliders, wheels, lowering links, adjustable kick stands and top clamps were introduced two years ago have between a 90-300 percent price markup, depending on whether they are sold wholesale or retail. If we can successfully grow our revenues through sales of these higher margin products, our cost of sales as a percentage of sales should be lower in future periods. In addition, volume discounts will be available to us if we are successful in achieving sales growth in the future, which will further reduce our cost of sales as a percentage of sales.

Expenses.

    Operating expenses for the years ended December 31, 2005 and 2004 were $786,631 and $1,344,945, respectively, a decrease of $558,314. The decrease in expenses during 2005 was primarily attributable to the decrease in payroll expenses by $493,747. The 2004 amount included approximately $550,000 in common stock issued for services, which was a non-cash expense.

    We expect increases in expenses through the year 2006 as we move towards developing our business plan. We expect the increase to be primarily in sales related expenses such as advertising and salespersons' salaries.

Losses.

    Net loss for the year ended December 31, 2005 was $312,409 versus $680,244 in 2004, a decrease of $367,835. The decrease in net loss was primarily attributable to a decrease in payroll expenses and a decrease in selling, general and administrative expenses for the period. We expect to continue to incur losses through the year 2006. In addition, there can be no assurance that we will achieve or maintain profitability or that our revenue growth can be sustained in the future.

Impact of Inflation.

    We believe that inflation has had a negligible effect on operations since inception. We believe that we can offset inflationary increases in the cost of labor by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources.

    Cash flows used in operating activities were $69,836 for the year ended December 31, 2005 versus cash used in operating activities of $181,497 in 2004. The decrease in cash flows used in operating activities for 2005 were primarily attributable to the decrease in net loss, partially offset by non-cash services and compensation expense for the period of $152,508, and the increase in accounts payable and accrued expense of $88,986.

    Cash flows used in investing activities were $12,067 for the year ended December 31, 2005 versus $239,441 during the year ended in 2004. Cash flows used in investing activities for the 2005 were due primarily to purchases of property and equipments.

    Cash flows provided by financing activities were $79,352 for the year ended December 31, 2005 versus $424,536 during the year ended in 2004. Cash flows for the 2005 included $63,000 in proceeds from sales of common stock, $14,597 in proceeds from stockholder loans and $10,892 in proceeds from notes payable, offset by the principal payments of $9,137 on notes payable. Notes payable of $45,173 at December 31, 2004 includes two unsecured demand notes payable.

    Going concern opinion. As shown in the accompanying financial statements, the Company has suffered recurring losses from operations, has negative working capital and, has a stockholders’ deficiency that raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate the Company's capital deficiency, (2) refinance existing debt on assets, (3) increase marketing of products to additional geographical areas, such as China and Japan.

    We estimate we will need approximately $50,000 in additional capital during 2006. If revenues increase during 2006, we may have sufficient cash flow from operations. During 2005, we had a negative $69,836 from operations.

    Overall, we have funded our cash needs from inception through December 31, 2005 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $1,048 on hand and a working capital deficit of $231,816 as of December 31, 2005. Our working capital deficit is primarily due to current obligations in accounts payable, accrued payroll for stockholders and loans from stockholders. We will substantially rely on the existence of revenue from our business; however, we have no current or projected capital reserves that will sustain our business for the next 12 months. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. A lack of significant revenues in 2006 will significantly affect our cash position and move us towards a position where the raising of additional funds through equity or debt financing will be necessary. Our current level of operations would require capital of approximately $50,000 to sustain operations through year 2006 and approximately $50,000 per year thereafter. Modifications to our business plans or a new retail location may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of new product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for Diamond Powersports. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to Diamond Powersports.

    On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

°	Curtail new product launches
°	Forego or postpone opening new traveling showrooms, or

°	Limit our future marketing efforts to areas that we believe would be the most profitable.

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

ITEM 7. Financial Statements

--------
AUDITED FINANCIAL STATEMENTS

Diamond Powersports, Inc.

DECEMBER 31, 2005 and 2004
--------

Perrella & Associates, P.A.
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Diamond Powersports, Inc.

We have audited the accompanying balance sheet of Diamond Powersports, Inc. as of December 31, 2005 and the related statements of operations, stockholders' deficiency, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond Powersports, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note K to the financial statements, the Company has restated its financial statements for the year ended December 31, 2004 to reflect an error in the reporting of a stock transaction that occurred during 2004.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations, has negative working capital and has a stockholders’ deficiency which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Perrella & Associates, P. A.
Perrella & Associates, P. A.

Pompano Beach, Florida
June 23, 2006

DIAMOND POWERSPORTS, INC.
Balance Sheet
December 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$494
Accounts receivable, net of allowance for doubtful
accounts of $8,896 in 2005	83,060
Inventories, net	168,208
TOTAL CURRENT ASSETS	251,762

PROPERTY AND EQUIPMENT
Machinery and equipment	57,006
Furniture and fixtures	19,257
Trade show and transportation equipment	255,214
Accumulated depreciation	(109,720)
Net property and equipment	221,757

OTHER ASEETS
Prepaid expenses	6,711
Deposits	1,404
8,115

TOTAL ASSETS	$481,634

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Bank account overdraft	$19,222
Accounts payable	322,872
Accrued expenses	8,791
Notes payable	39,162
Shareholder loan	93,531
TOTAL CURRENT LIABILITIES	483,578

LONG TERM LIABILITIES
Notes payable, net of $1,862 current portion	7,766
TOTAL LONG TERM LIABILITIES	7,766

STOCKHOLDERS' DEFICIENCY
Preferred stock ($.001 par value, 5,000,000 authorized:
none issued and outstanding)	-
Common stock ($.001 par value, 100,000,000 shares authorized:
15,849,568 shares issued and outstanding)	15,850
Additional paid-in-capital	2,375,169
Accumulated deficit	(2,400,729)
TOTAL STOCKHOLDERS' DEFICIENCY	(9,710)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$481,634

The accompanying notes are an integral part of the financial statements

DIAMOND POWERSPORTS, INC.
Statements of Operations
For the years ended December 31, 2005 and 2004

	2005	2004
		(As Restated)
SALES AND COST OF SALES:
Sales	$1,265,298	$1,491,929
Cost of sales	780,485	816,089
Gross profit	484,813	675,840

OPERATING EXPENSES:
Consulting fees	104,098	17,681
Compensation expenses	428,218	921,965
Selling, general and administrative	254,315	405,299
	786,631	1,344,945

OPERATING LOSS	(301,819)	(669,105)

OTHER EXPENSE:
Interest expense	10,591	11,139

NET LOSS	$(312,409)	$(680,244)

Net loss per common share
basic & fully diluted	$(0.02)	$(0.05)

Weighted average common
shares outstanding - basic and fully diluted	15,214,079	12,411,820

The accompanying notes are an integral part of the financial statements

Statements of Stockholders' Deficiency
For the Years Ended December 31, 2005 and 2004

	Preferred Stock, no Par		Common Stock, $0.001 Par		Common Stock to be Delivered, $0.001 Par
	Number of		Number of		Number of		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals

Balances, January 1, 2004	-	-	10,245,057	$10,245	1,630,117	$1,630	$1,266,617	$(1,408,076)	$(129,584)

Common stock delivered	-	-	1,630,117	1,630	(1,630,117)	(1,630)	-	-	-

Issuances of common stock, for cash	-	-	895,000	895	-	-	346,750	-	347,645

Issuances of common stock, for services	-	-	490,891	491	-	-	190,269	-	190,760

Issuances of common stock, for compensation	-	-	1,597,625	1,598	-	-	499,616	-	501,214

Common stock retired, from services	-	-	(280,100)	(280)	-	-	(77,270)	-	(77,550)

Options consultant retired	-	-	-	-	-	-	(65,050)	-	(65,050)

Net loss for year	-	-	-	-	-	-	-	(680,244)	(680,244)

Balances, December 31, 2004	-	$-	14,578,590	$14,579	-	$-	$2,160,932	$(2,088,320)	$87,191

Issuances of common stock, for cash	-	-	419,761	420	-	-	62,580	-	63,000

Issuances of common stock, for services	-	-	298,000	298	-	-	62,382	-	62,680

Issuances of common stock, for compensation	-	-	553,217	553	-	-	89,275	-	89,828

Net loss for year								(312,409)	(312,409)

Balances, December 31, 2005	-	$-	15,849,568	$15,850	-	$-	$2,375,169	$(2,400,729)	$(9,710)

The accompanying notes are an integral part of these financial statements

DIAMOND POWERSPORTS, INC.
Statements of Cash Flows
For the years ended December 31, 2005 and 2004

	2005	2004
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(312,409)	$(680,244)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation	30,493	20,057
Non-cash services and compensation expense	152,508	691,974
Options retired	-	(65,050)
Common stock retired	-	(77,550)
Noncash interest on Loans from Stockholders	4,985	3,800
(Increase) decrease in operating assets:
Accounts receivable	(52,538)	(4,801)
Inventory	(7,864)	(45,065)
Other assets	6,550	(7,250)
Increase (decrease) in operating liabilities:
Bank overdraft	19,776	(6,716)
Accrued compensation	(322)	8,159
Accounts payable and accrued expenses	88,986	(18,811)

NET CASH (USED IN) OPERATING ACTIVITIES	(69,836)	(181,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,067)	(239,441)

NET CASH (USED IN) INVESTING ACTIVITIES	(12,067)	(239,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	63,000	347,645
Proceeds from stockholder loans	14,597	31,718
Proceeds from notes payable	10,892	45,173
Principal payments on notes payable	(9,137)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	79,352	424,536

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(2,550)	3,598

CASH AND CASH EQUIVALENTS:
Beginning of year	3,598	-

End of year	$1,048	$3,598

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for interest	$10,591	$11,139
Non-cash investing and financing activities:
Increase in note payable due to interest accrued	$3,286	$482
Common stock issued in exchange for services, net	$62,680	$113,210
Common stock issued for compensation	$89,828	$501,214
Options issued and (retired)	$-	$(65,050)

The accompanying notes are an integral part of the financial statements

DIAMOND POWERSPORTS, INC.
Notes to Financial Statements
For the Years Ended December 31, 2005 and December 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity - Diamond Powersports, Inc. (the “Company”) was organized under the laws of the State of Florida on May 13, 1992 to manufacture and distribute motorcycle parts and accessories to dealers and retail customers worldwide. Manufacturing operations are conducted in Fort Lauderdale, Florida.

Cash - For purposes of the Statements of Cash Flows, the Company considers liquid investments with an original maturity of three months or less to be cash equivalents. Bank overdrafts are classified as current liabilities.

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

Accounts Receivable - The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts has been established for estimated uncollectible accounts in the amount of $8,896. Bad debt expense is $2,827 for 2005 and $6,000 for 2004.

Inventory - Inventory, consisting of motorcycle parts and accessories, is valued at the lower of cost or market using the average cost method.

Property and Equipment - Property and equipment are recorded at cost and include expenditures that substantially increase the productive lives of the existing assets. Maintenance and repair costs are expensed as incurred. Depreciation is provided using the straight-line method. Depreciation of property and equipment is calculated over the useful lives recovery periods, which range from 5 years for equipment to 10 years for transportation equipment. Depreciation expense is $30,493 for 2005 and $20,057 for 2004.

When a fixed asset is disposed of, its cost and related accumulated depreciation are removed from the accounts. The difference between undepreciated cost and proceeds from disposition is recorded as a gain or loss.

DIAMOND POWERSPORTS, INC.
Notes to Financial Statements
For the Years Ended December 31, 2005 and December 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets -The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS 144”). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. No impairments were recognized during the years ended December 31, 2004 and 2005.

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

Advertising Costs - Advertising costs are expensed as incurred. The Company does not incur any direct-response advertising costs. Advertising expense is $20,783 for 2005 and $43,725 for 2004.

DIAMOND POWERSPORTS, INC.
Notes to Financial Statements
For the Years Ended December 31, 2005 and December 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Shipping Handling Costs - Shipping handling costs are expensed as incurred and are included in the cost of goods sold. Shipping handling costs were $35,234 for 2005 and $25,350 for 2004.

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

In December 2004, the FASB issued SEAS No. 153, “Exchange of Non-monetary Assets, an amendment of APB Opinion No 29, Accounting for Non-monetary Transactions”. SFAS No. 153 eliminates the exception for non-monetary exchanges of similar productive assets, which were previously required to be recorded on a carryover basis rather than a fair value basis. Instead, this statement provides that exchanges of non-monetary assets that do not have commercial substance be reported at carryover basis rather than a fair value basis. A non-monetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company expects to adopt the standard during the fiscal year 2006. The Company is evaluating the requirements of SFAS No. 153 and has not determined the impact on its financial condition or results of operations.

DIAMOND POWERSPORTS, INC.
Notes to Financial Statements
For the Years Ended December 31, 2005 and December 31, 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which provides guidance on the accounting for and reporting of accounting changes and correction of errors. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

NOTE B - GOING CONCERN

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations, has negative working capital and, has a stockholders’ deficiency that raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on developing operations, increasing revenues and obtaining new capital. Management has enacted the following plan to address these issues: (1) obtain funding from new investors to alleviate the Company's capital deficiency, (2) refinance existing debt on assets, (3) increase marketing of products to additional geographical areas, such as China and Japan.

NOTE C - INVENTORIES

Inventories consisted of the following at December 31, 2005:

Raw materials                            $ 68,435
Work-in-process                                389
Finished goods                               99,384

                                                $ 168,208
                                                  ======

DIAMOND POWERSPORTS, INC.
Notes to Financial Statements
For the Years Ended December 31, 2005 and December 31, 2004

NOTE D - NOTES PAYABLE

Notes payable at December 31, 2005 includes an interest bearing note payable for $18,828 to an unrelated individual dated July 30, 2004 secured by a Company truck. An interest rate of 7% per annum is imputed and during 2005, four $3,000 payments were made on the note.	$18,828

The second note is an unsecured, 10% interest bearing note payable, due on demand from a stockholder of the Company and is also dated July 30, 2004. At December 31, 2005, the note balance was $18,472 and includes accrued interest. No payments were made on the note in 2005.	18,472

In March 2005 the Company entered into a capital lease in the amount of $10,892 bearing an interest rate of 10.5%. Monthly payments of $245 plus interest commenced in June 2005. The lease is secured by a cleaning machine. The lease matures in March 2010 with an option to purchase at 10% of total cash price.	9,628

Total	46,928
Less long-term portion	(7,766)
Notes payable	39,162

The maturities of long-term portion over the next four years are as follows:

Year	Amount
2007	$2,089
2008	$2,343
2009	$2,628
2010	$706
Total	$7,766

NOTE E - OPERATING LEASES

As of December 31, 2005, the Company had two long-term non-cancelable operating leases for warehouse and office space. The initial lease terms expire December 31, 2006 and October 1, 2008, both with two year renewal options. The amount charged to rent expense was $95,238 in 2005 and $84,907 in 2004. Minimum future lease payments for the initial lease terms as of December 31, 2005 are as follows:

DIAMOND POWERSPORTS, INC.
Notes to Financial Statements
For the Years Ended December 31, 2005 and December 31, 2004

NOTE E - OPERATING LEASES (CONTINUED)

  Year ending December 31,                Amount

2006                                                       $ 96,368
2007                                                          47,787
2008                                                          37,167
2009                                                                  0

Total minimum future lease payments      $ 181,322
                                                          =========

NOTE F - EQUITY TRANSACTIONS

During the year ended December 31, 2005, the Company issued 419,761 shares of common stock for $63,000 in a private placement.

During the year ended December 31, 2005, the Company issued 298,000 shares for professional and consultant services rendered. The shares were valued at the market price on the date of issuance for a total of $62,680. These expenses were included in the accompanying financial statements in selling, general and administration expenses.

During the year ended December 31, 2005, the Company issued 553,217 shares as compensation to officers and directors of the Company. The shares were valued at the market price on the date of issuance for a total of $89,828. These expenses are included in the accompanying financial statements in compensation expenses.

During the year ended December 31, 2004, the Company issued 2,983,516 shares of common stock in exchange for cash, services and compensation and 1,630,117 shares, as approved in 2003 (see below), for a total of 4,613,633 shares of its common stock as follows:

During 2004, the Company sold 770,000 shares to several unrelated investors under a Regulation D private placement offering and 125,000 shares to an officer. The Company received cash proceeds of $347,645 for these 895,000 shares of common stock issued. In November, 2004, the 125,000 shares sold to the Officer were retired and returned to the Company without repayment in accordance with the Officer's termination agreement

The Company recorded $190,760 in service expenses, as the fair market value on the date of issue for 490,891 shares issued in 2004 for services.

In January and December, 2004, 1,597,625 shares of common stock were issued as bonus and compensation to Officers, employees and directors. Compensation expense of $501,214 was expensed at the fair market value on the date of the compensation agreement.

DIAMOND POWERSPORTS, INC.
Notes to Financial Statements
For the Years Ended December 31, 2005 and December 31, 2004

NOTE F - EQUITY TRANSACTIONS (CONTINUED)

During the first quarter 2004, the Company retrieved and retired 155,100 shares of common stock issued in 2003 to an investor relations consultant due to nonperformance by the consultant and also decreased consulting expense $77,550 in 2004. The shares and services were rendered and expensed in 2003. However, final resolution and agreement to return shares were not known until 2004. Regarding another consultant, the Company retired in the fourth quarter 2004, 200,000 of free trading options expensed in 2003 using the Black-Scholes option pricing method as required under SFAS No, 123, resulting in an additional decrease in consulting expense of $65,050 in 2004. The options were retired due to the termination of the consulting agreement in March 2004 due to non performance.

NOTE G - INCOME TAXES

The Company has approximately $384,000 of federal and state net operating losses that expire in various years through the year 2024.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for federal and state income tax purposes.

The Company’s deferred tax asset at December 31, 2005 consisted of net operating loss carry forwards calculated using federal and state effective tax rates. Because of the Company’s lack of earnings history, the deferred tax asset has been reduced by a valuation allowance. The valuation allowance increased by approximately $106,000 and $12,000 for the years ended December 31, 2005 and 2004, respectively.

The Company’s net deferred tax asset as of December 31, 2005 is as follows:

Net operating loss carryforwards                        $ 384,000
Valuation allowance     (384,000)

Net deferred tax asset                $         --
                                                 ========

The reconciliation of income taxes computed at the federal statutory income tax rate to total income taxes for the years ended December 31, 2005 and 2004 is as follows:

2005  2004
Income tax computed at the federal statutory rate           34%   34%
State income taxes, net of federal tax benefit                    4%              4%
Valuation allowance                                                    (38%)  (38%)
Total deferred tax asset                       0%               0%

DIAMOND POWERSPORTS, INC.
Notes to Financial Statements
For the Years Ended December 31, 2005 and December 31, 2004

NOTE H - RELATED PARTY TRANSACTIONS

On November 1, 1999, the Company entered into annual renewable employment agreements with its chief executive officer and president and its corporate secretary (“Officers”). The agreements provide for compensation to these two Officers beginning in 2000 with annual renewals upon the mutual agreement of the Company and Officers, for an incentive salary equal to one half of one percent (1/2%) of the adjusted net profits and for other normal benefits. For 2005 and 2004, Officers’ compensation under the terms of the agreements were $204,841 and 400,000 shares of the Company’s common stock and $186,219 and 400,000 shares of the Company’s common stock, respectively. The 800,000 shares compensation for 2005 and 2004 were issued at the market price of the shares on the date of issuance.

The Company has a shareholder loan payable to these two Officers. The loan bears interest at 7%, is due on demand and at December 31, 2005, the balance, including accrued interest, was $93,531.

The Officers are guarantors of certain credit card debts of the Company.

NOTE I - SUBSEQUENT EVENTS

Subsequent to the year ended December 31, 2005, the Company issued 500,000 shares of common stock and 250,000 options to purchase common stock to three consultants in connection with professional fees, product development in China and general corporate consulting. The options are exercisable at $.30 and expire in February 2008.

NOTE J - CONCENTRATION OF RISK

Two customers accounted for 35% and 6%, respectively, of the Company's revenues in 2005, compared to 12% and 10% in 2004.

In 2004 there were not just 2 customers that accounted for large amounts. There were 3 - 4 companies that account for 12%, 10% and 9%.

NOTE K - RESTATEMENT

The financial statements have been restated for the year ended December 31, 2004 to respond to certain comments received by the Company from the Staff of the Securities and Exchange Commission ("SEC"). We have restated our balance sheet at December 31, 2004, and statements of income, stockholders' equity and cash flows for the year ended December 31, 2004. The restatement impacts the year ended December 31, 2004, but has no effect on the financial statements issued in prior fiscal years. The restatement corrects an error in recording 125,000 common shares retired and returned to the Company from an officer of the Company. The returned shares originally were recorded as a $37,000 decrease in consulting expenses and should have been recorded without a credit. The impact of the restatement increased net loss by $37,500, and had no effect on net loss per share for the year ended December 31, 2004.

ITEM 8. Changes with and Disagreements With Accountants on Accounting And Financial Disclosure

None.

Item 8A. Controls and Procedures

Annual Evaluation of Controls. As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Pierre Elliott ("CEO"), and by Lisa Elliott, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

Directors and Executive Officers.

Our Bylaws provide that we shall have that number of directors determined by the majority vote of the board of directors. Currently we have three directors. Each director will serve until our next annual shareholder meeting. Directors are elected for one-year terms. Our Board of Directors elects our officers at the regular annual meeting of the Board of Directors following the annual meeting of shareholders. Vacancies may be filled by a majority vote of the remaining directors then in office. Our directors and executive officers are as follows:

Name	Age	Position

Pierre Elliott	44	President and CEO for Diamond Powersports; Director

Lisa Elliott	42	Controller; Director

David A. Lewis, PH.D	51	Marketing Director; Director

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

Code of Ethics

The Company has adopted a code of ethic (the "Code of Ethics") that applies to the Company’s principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions A draft of the Code of Ethics is incorporated by reference into Form 10-KSB for the year ended December 31, 2004. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

s	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

s
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

s	Compliance with applicable governmental laws, rules and regulations

s	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

s	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2005. The Company believes that all of these filing requirements were satisfied by its executive officers, directors and by the beneficial owners of more than 10% of the Company’s common stock. In making this statement, the Company has relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 10. Executive Compensation

Summary Compensation Table

The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by Pierre Elliott and Lisa Elliott, Diamond Powersports' chief executive officer and secretary for the past three years.

SUMMARY COMPENSATION TABLE
Annual Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
Pierre Elliott Chief Executive Officer Lisa Elliott Secretary	2005 2004 2003 2005 2004 2003	133,100 121,000 110,000 71,741 65,219 59,290	- - - - - -	- - - - - -	$34,540(2) $144,000(2) $98,000 (1) $34,540(2) $144,000(2) -	- - - - - -	- - - - - -	- - - - - -

David A. Lewis Marketing Director	2005 2004 2003	55,000 - -	- - -	- - -	$23,000 - -	- - -	- - -	- - -

Diamond Powersports entered into an annual renewable employment agreement in 1999 with Pierre Elliott. Pursuant to the agreement, Mr. Elliott serves as President, Director and General Manager for a term of 1 year, ending on December 31. For 2005, Mr. Elliott shall receive an annualized base salary of $133,100 and is entitled to receive a salary increase of 10% for the remaining year as long as the sales reach 1.4 million. Mr. Elliott is also entitled to receive 200,000 shares of restricted common stock for 2005.

Diamond Powersports also entered into an annual renewable employment agreement in 1999 with Lisa Elliott for a term of 1 year, ending on December 31. For 2005, pursuant to the agreement, Mrs. Elliott serves as Secretary, Controller and Director. Mrs. Elliott shall receive an annualized salary of $71,741, payable in installments according to the Employer’s regular payroll schedule. Mrs. Elliott is also entitled to receive a salary increase of 5% for the remaining year as long as the sales reach 1.4 million. Mrs. Elliott is also entitled to receive 200,000 shares of restricted common stock for 2005.

(1)	Includes 380,000 shares of common stock issued under our non-qualified 2003 compensatory plan.
(2)	Includes 200,000 shares of restricted common stock for 2003-2005 pursuant to their respective employment agreements.

Compensation of Directors

Diamond Powersports committed itself to compensate each of its Board of Directors with 7,000 shares of its common stock per annum. Board members typically meet on a quarterly basis.

Stock Option Awards

There were no options granted to the Company’s Chief Executive Officer during 2005.

Aggregated Option Exercises and Fiscal Year End Option Values

There were no options exercised by the Company’s Chief Executive Officer during 2005.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the ownership of Diamond Powersports’ Common Stock as of June 16, 2006, with respect to: (i) each person known to Diamond Powersports to be the beneficial owner of more than five percent of Diamond Powersports’ Common Stock, (ii) all directors; and (iii) directors and executive officers of Diamond Powersports as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of June 16, 2006, there were 16,277,835 shares of common stock outstanding. As of June 16, 2006, there were no preferred shares outstanding.

Beneficial Owners of 5% or more of our Common Stock
(1) Title of Class	(2) Name and Address of Beneficial Owner(s)	(3) Amount and Nature of Beneficial Ownership	(4) Percent of class

Common Stock ($.001 par value)	Pierre Elliott Lisa Elliott 5150 NW 109th Ave., Suite 4 Sunrise, FL 33351	9,405,164 (1)	57.8%

The following table sets forth the number of shares owned beneficially on June 16, 2006, by each Director and by all Officers and Directors as a group. Information as to the beneficial ownership is based upon statements furnished to the Company by such persons.

Ownership of Directors and Officers

(1) Title of Class	(2) Name and Address of Beneficial Owner(s)	(3) Amount and Nature of Beneficial Ownership	(4) Percent of class
Common Stock ($.001 par value) Common Stock ($.001 par value) Common Stock ($.001 par value)	Pierre Elliott Lisa Elliott 5150 NW 109th Ave., Suite 4 Sunrise, FL 33351 Dr. David A. Lewis 5150 NW 109th Ave., Suite 4 Sunrise, FL 33351 All Directors & Officers	9,405,164 (1) 165,812 9,570,976	57.8% 1.0% 58.8%

(1)	Pierre and Lisa Elliott are the beneficial owners of the above securities and hold them as Joint Tenancy with Rights of Survivorship.

** Less than 1%

(a)	Changes in Control

The Company knows of no arrangements that may at a subsequent date result in a change of control in the Company.

ITEM 12. Certain Relationships and Related Transactions

During the year ended December 31 2005, the Company issued 419,761 shares to several unrelated investors under a Regulation D private placement offering. The Company received cash proceeds of $63,000.

During the year ended December 31, 2005, 298,000 shares of common stock were issued as services fees to the Company's consultants. Consulting services expense of $62,680 was expensed at the fair market price on the date of the consulting services agreement.

During the year ended December 31, 2005, 553,217 shares of common stock were issued as bonus and compensation to Officers, employees and directors. Compensation expense of $89,828 was expensed at the fair market value on the date of the compensation agreement.

During the year ended December 31, 2004, the Company issued 2,983,516 shares of common stock in exchange for cash, services and compensation and 1,630,117 shares, as approved in 2003 (see below), for a total of 4,613,633 shares of its common stock as follows:

During 2004, the Company sold 770,000 shares to several unrelated investors under a Regulation D private placement offering and 125,000 shares to an officer. The Company received cash proceeds of $347,645 for 895,000 shares of common stock issued. In November, 2004, the 125,000 shares sold to the Officer were retired and returned to the Company without repayment in accordance with the Officer's termination agreement.

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

During the first quarter 2004, the Company retrieved and retired 155,100 shares of common stock issued in 2003 to an investor relations consultant due to nonperformance by the consultant and also decreased consulting expense $77,550 in 2004. The shares and services were rendered and expensed in 2003. However, final resolution and agreement to return shares were not known until 2004. Regarding another consultant, the Company retired in the fourth quarter 2004, 200,000 of free trading options expensed in 2003 using the Black-Scholes option pricing method as required under SFAS No, 123, resulting in an additional decrease in consulting expense of $65,050 in 2004. The options were retired due to the termination of the consulting agreement in March 2004 due to non performance.

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

ITEM 13. Exhibits and Reports on Form 8-K

(a)	Financial Statements

1. The following financial statements of Diamond Powersports, Inc. are included in Part II, Item 7:

Independent Auditors’ Report…………………………………  12
Balance Sheet-December 31, 2005……………………………  13
Statements of Operations - years ended
December 31, 2005 and 2004…………………………….……  14
Statements of Cash Flows - years ended
December 31, 2005 and 2004………………….………….…… 15
Statements of Stockholders’ Equity - years ended
December 31, 2005 and 2004…………………………………   16
Notes to Financial Statements………………………………  17-24

2. Exhibits

3. Articles of incorporation, bylaws and related amendments are incorporated by reference to Exhibit No. 1 of Form 10-SB filed November 1999.

14.1   Code of Ethics is incorporated by reference to the 2004 Form 10-KSB.
31.1   Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2   Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1  Section 1350 Certifications of Chief Executive Officer
32.2   Section 1350 Certifications of Chief Financial Officer

(b)	Reports on Form 8-K

          There were no reports on Form 8-K for the year ended December 31, 2005.

ITEM 14. Controls and Procedures

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to Perrella & Associates, P.A., our current independent auditor ("Perrella") for the audit of the Company's annual financial statements for the years ended December 31, 2005 and 2004.

Year Ended December 31	2005		2004

Audit Fees (1)	$32,585	* (3)	$28,495	(2)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$32,585	*	$28,495
 *Estimate. Final billing not yet received.

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

(3)
The amounts shown for Perrella in 2005 relate to (i) the audit of the Company's annual financial statements for the fiscal year ended December 31, 2004, and (ii) the review of the financial statements included in the Company's filings on Form 10-QSB for the first, second and third quarters of 2005.

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

Pre-Approval Policy For Audit and Non-Audit Services

The Company does not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before the Company engages an accountant. All of the services rendered to the Company by Perrella & Associates after December 2005 were pre-approved by the Board of Directors of the Company.

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

(a) On December 31, 2005, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIAMOND POWERSPORTS, INC.. (Registrant)

Date: June 16, 2006	By:	/s/ Pierre Elliott
Name: Pierre Elliott
Title: Chief Executive Officer

/s/ Pierre Elliott
Pierre Elliott
Director

/s/ Lisa Elliott
Lisa Elliott
Secretary, Treasurer,
Director

/s/ David Lewis
David Lewis
Director